Form 10-Q
period 1996-06-14
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 1996-07-26
CIK 832179

================================================================================

                      Securities and Exchange Commission

                            Washington, D.C.  20549

                                   Form 10-Q

        [X]    Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      For the Quarter ended June 14, 1996

                                      OR
        [_]    Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       Commission File Number:  0-16728

                 COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
        --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                      52-1533559
- - - -------------------------------------     --------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation  or organization)


                              10400 Fernwood Road
                              Bethesda, Maryland
                                     20817
 -------------------------------------------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:   301-380-2070



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X     No
                       -------      -------
================================================================================

- - - --------------------------------------------------------------------------------
                  Courtyard By Marriott II Limited Partnership
================================================================================



                               TABLE OF CONTENTS
                               -----------------

                                                                        PAGE NO.
                                                                        --------
                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Statement of Operations
          Twelve and Twenty-Four Weeks Ended June 14, 1996 and
          June 16, 1995......................................................  1

         Condensed Consolidated Balance Sheet
          June 14, 1996 and December 31, 1995................................  2

         Condensed Consolidated Statement of Cash Flows
          Twelve and Twenty-Four Weeks ended June 14, 1996 and
          June 16, 1995......................................................  3

         Notes to Condensed Consolidated Financial Statements................  4

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................  9



                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings..................................................  11

Item 5.  Other Information..................................................  11

                        PART I.   FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per unit amounts)


                               Twelve Weeks Ended      Twenty-Four Weeks Ended
                             June 14,      June 16,    June 14,        June 16,
                               1996          1995        1996            1995
                            ----------    ----------  ----------      ----------

REVENUES................... $  33,050     $  30,070   $  61,039       $  56,962
                            ---------     ---------   ---------       ---------

OPERATING COSTS AND
 EXPENSES
 Interest..................    10,863         8,855      21,238          17,182
 Depreciation..............     6,397         6,384      12,794          12,762
 Ground rent, taxes and
  other....................     5,053         4,446       9,875           9,147
 Base and Courtyard
  management fees..........     3,770         3,527       7,244           6,811
 Incentive management fee..     3,107         2,689       5,542           4,974
                            ---------     ---------   ---------       ---------
                               29,190        25,901      56,693          50,876
                            ---------     ---------   ---------       ---------

NET INCOME................. $   3,860     $   4,169   $   4,346       $   6,086
                            =========     =========   =========       =========

ALLOCATION OF NET INCOME
 General Partner........... $     193     $     209   $     217       $     304
 Limited Partners..........     3,667         3,960       4,129           5,782
                            ---------     ---------   ---------       ---------

                            $   3,860     $   4,169   $   4,346       $   6,086
                            =========     =========   =========       =========

NET INCOME PER LIMITED
PARTNER UNIT (1,470 Units). $   2,494     $   2,695   $   2,808       $   3,933
                            =========     =========   =========       =========




           See Notes to Condensed Consolidated Financial Statements.

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                June 14,    December 31,
                                                  1996          1995
                                              ------------  ------------
                                              (Unaudited)

ASSETS

 Property and equipment, net................  $  466,377      $  474,480
 Due from Courtyard Management Corporation..      11,097           7,078
 Other assets...............................      52,014          51,580
 Restricted cash............................       6,966           6,684
 Cash and cash equivalents..................      17,125          27,708
                                              ----------      ----------

                                              $  553,579      $  567,530
                                              ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
 Debt..................................................... $ 533,564  $ 531,100
 Management fees due to Courtyard Management Corporation..    35,515     35,809
 Due to Marriott International, Inc. and affiliates.......     9,233      9,402
 Due to Host Marriott Corporation.........................        --      7,469
 Accounts payable and accrued liabilities.................     9,729     19,250
                                                           ---------  ---------

  Total Liabilities.......................................   588,041    603,030
                                                           ---------  ---------

PARTNERS' CAPITAL (DEFICIT)
 General Partner..........................................     5,477      5,260
 Limited Partners.........................................   (39,939)   (40,760)
                                                           ---------  ---------

  Total Partners' Deficit.................................   (34,462)   (35,500)
                                                           ---------  ---------

                                                           $ 553,579  $ 567,530
                                                           =========  =========

           See Notes to Condensed Consolidated Financial Statements.

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                         Twenty-Four Weeks Ended
                                                          June 14,      June 16,
                                                           1996          1995
                                                        -----------   ----------
                                                             (in thousands)

OPERATING ACTIVITIES
 Net income...............................                $   4,346   $   6,086
 Noncash items............................                   13,663      13,332
 Changes in operating accounts............                   (1,473)     (7,246)
                                                          ---------   ---------

   Cash provided by operating activities..                   16,536      12,172
                                                          ---------   ---------

INVESTING ACTIVITIES
 Additions to property and equipment......                   (4,691)     (2,854)
 Change in property improvement funds.....                     (490)     (2,172)
                                                          ---------   ---------

   Cash used in investing activities......                   (5,181)     (5,026)
                                                          ---------   ---------

FINANCING ACTIVITIES
 Proceeds from debt.......................                  537,600          --
 Repayments of debt.......................                 (535,136)         --
 Payment of financing costs...............                  (14,323)       (304)
 Repayment of advances from Host Marriott
  Corporation.............................                   (6,489)         --
 Capital distributions....................                   (3,308)     (2,714)
 Change in reserve accounts...............                     (282)     (1,111)
                                                          ---------   ---------

   Cash used in financing activities......                  (21,938)     (4,129)
                                                          ---------   ---------

(DECREASE)/INCREASE IN CASH AND CASH
 EQUIVALENTS..............................                  (10,583)      3,017

CASH AND CASH EQUIVALENTS at beginning of
 period...................................                   27,708      14,160
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS at end of period                $  17,125   $  17,177
                                                          =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid for mortgage and other interest                $  17,200    $20,540
                                                          =========    =======

           See Notes to Condensed Consolidated Financial Statements.

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The accompanying condensed consolidated financial statements have been prepared by the Courtyard By Marriott II Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1995. In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 14, 1996 and December 31, 1995, and the results of operations for the twelve and twenty-four weeks ended June 14, 1996 and June 16, 1995. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

     For financial reporting purposes, the net income of the Partnership is allocated 95% to the Limited Partners and 5% to CBM Two Corporation (the "General Partner"). Significant differences exist between the net income for financial reporting purposes and the net income reported for Federal income tax purposes. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets, differences in the timing of the recognition of certain fees and straight-line rent adjustments.

2. Revenues represent house profit which is hotel sales less hotel-level expenses, excluding certain operating costs and expenses such as depreciation, base, Courtyard and incentive management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs. Revenues consist of the following for the twelve and twenty-four weeks ended (in thousands):

                             Twelve Weeks Ended     Twenty-Four Weeks Ended
                             June 14,    June 16,  June 14,   June 16,
                               1996        1995      1996       1995
                             --------    --------  ---------  --------
HOTEL SALES
 Rooms.....................  $  56,119  $  52,497  $ 107,695  $ 101,167
 Food and beverage.........      4,380      4,198      8,529      8,177
 Other.....................      2,328      2,088      4,502      4,172
                             ---------  ---------  ---------  ---------
                                62,827     58,783    120,726    113,516
                             ---------  ---------  ---------  ---------
HOTEL EXPENSES
 Departmental direct costs
  Rooms....................     11,624     11,208     23,004     21,847
  Food and beverage........      3,765      3,491      7,327      6,843
 Other.....................     14,388     14,014     29,356     27,864
                             ---------  ---------  ---------  ---------
                                29,777     28,713     59,687     56,554
                             ---------  ---------  ---------  ---------

REVENUES...................  $  33,050  $  30,070  $  61,039  $  56,962
                             =========  =========  =========  =========


3.   Mortgage Debt Refinancing

Partnership Structure

On January 24, 1996, the Partnership completed a refinancing of the Partnership's existing debt through the private placements of $127.4 million of senior secured notes (the "Senior Notes") and $410.2 million of multi-class commercial mortgage pass-through certificates (the "Certificates"), as described more fully below.

In connection with the refinancing, the limited partners approved certain amendments to the partnership agreement and the management agreement ("Management Agreement") whereby Courtyard Management Corporation (the "Manager") manages the Partnership's 70 hotels (the "Hotels"). The partnership agreement amendment, among other things, allowed the formation of certain subsidiaries of the Partnership, including Courtyard II Finance Company ("Finance"), a wholly-owned subsidiary of the Partnership, which along with the Partnership is the co-issuer of the Senior Notes.

Additionally, the Partnership formed a wholly-owned subsidiary, Courtyard II Associates Management Corporation ("Managing General Partner"). Managing General Partner was formed to be the managing general partner with a 1% general partner interest in Courtyard II Associates, L.P. ("Associates"), a Delaware limited partnership. The Partnership owns a 1% general partner interest and a 98% limited partner interest in Associates. On January 24, 1996, the Partnership contributed 69 Hotels and their related assets to Associates. Formation of Associates resulted in the Partnership's primary assets being its direct and indirect interest in Associates. Additionally, substantially all of Associates' net equity will be restricted to dividends, loans or advances to the Partnership.

Associates holds a 99% membership interest in CBM Associates II LLC ("Associates II") and Managing General Partner holds the remaining 1% membership interest.
On January 24, 1996, the Partnership contributed the Hotel located in Deerfield, IL (the "Deerfield Hotel") and its related assets to Associates II.

Each of the Managing General Partner, Associates and Associates II was formed as a single-purpose bankruptcy-remote entity to facilitate the refinancing.

CBM Funding Corporation ("CBM Funding"), a wholly-owned subsidiary of Associates, also was formed to make a mortgage loan (the "Mortgage Loan") to Associates from the proceeds of the sale of the Certificates.

Debt Refinancing - Overview

On January 24, 1996, net proceeds from the placement of the Senior Notes and the Certificates and existing Partnership cash were used to (i) repay bank mortgage indebtedness of $275 million related to 36 Hotels and $230.5 million related to 29 Hotels, (ii) repay $25.6 million of industrial revenue bond indebtedness ("IRB Debt"), (iii) repay $6.5 million owed to Host Marriott Corporation ("Host Marriott") in connection with advances related to the IRB Debt and (iv) pay certain costs of structuring and issuing the Senior Notes and the Certificates.

Upon repayment of the bank mortgage indebtedness, Host Marriott was released from its obligations under (i) the mortgage debt service guarantees, (ii) the foreclosure guarantee and (iii) the ground rent facility.

Debt Refinancing - Senior Notes

The Senior Notes of $127.4 million were issued by the Partnership and Finance. The Senior Notes bear interest at 10 3/4%, require semi-annual payments of interest and require no payments of principal until maturity on February 1, 2008. The Senior Notes are secured by a first priority pledge by the Partnership of (i) its 99% partnership interest (consisting of 98% limited partner interest and a 1% general partner interest) in Associates and

(ii) its 100% equity interest in the Managing General Partner. Finance has nominal assets, does not conduct any operations and does not provide any additional security for the Senior Notes.

The terms of the Senior Notes include requirements of the Partnership to establish and fund a debt service reserve account in an amount equal to one six-month interest payment on the Senior Notes ($6,848,000) and to maintain certain levels of excess cash flow, as defined. The debt service reserve is included in restricted cash on the accompanying condensed consolidated balance sheet. In the event the Partnership fails to maintain the required level of excess cash flow, the Partnership will be required to (i) suspend distribution to its partners and other restricted payments, as defined, (ii) to fund a separate supplemental debt service reserve account (the "Supplemental Debt Service Reserve") in an amount up to two six-month interest payments on the Senior Notes and (iii) if such failure were to continue, to offer to purchase a portion of the Senior Notes at par. The Partnership is dependent on distribution of excess cash flow from Associates to pay debt service on the Senior Notes.

The Senior Notes are not redeemable prior to February 1, 2001. Thereafter, the Senior Notes may be redeemed, at the option of the Partnership, at a premium declining to par in 2004. The Senior Notes are non-recourse to the Partnership and its partners.

Debt Refinancing - Certificates

The Certificates in an initial principal amount of $410.2 million were issued by CBM Funding. Proceeds from the sale of the Certificates were utilized by CBM Funding to provide a Mortgage Loan to Associates. The Certificates/Mortgage Loan require monthly payments of principal and interest based on a 17-year amortization schedule. The Mortgage Loan matures on January 28, 2008. However, the maturity date of the Certificates/Mortgage Loan may be extended until January 28, 2013 with the consent of 66 2/3% of the holders of the outstanding Certificates affected thereby. The Certificates were issued in the following classes and pass-through rates of interest.


                            Initial Certificate      Pass-Through
                Class            Balance                Rate
            -------------   ------------------      --------------


               Class A-1    $      45,500,000           7.550%
               Class A-2    $      50,000,000           6.880%
            Class A-3P & I  $     129,500,000           7.080%
             Class A-3IO       Not Applicable           0.933%
               Class B      $      75,000,000           7.480%
               Class C      $     100,000,000           7.860%
               Class D      $      10,200,000           8.645%

The Class A-3IO Certificates receive payments of interest only based on a notional balance equal to the Class A-3P & I Certificate.

The Certificates/Mortgage Loan maturities are as follows (in thousands):

 1996          $ 10,283
 1997            13,216
 1998            14,242
 1999            15,347
 2000            16,539
 Thereafter     340,573
               --------
               $410,200
               ========

The Mortgage Loan is secured primarily by 69 cross-defaulted and cross-collateralized mortgages representing first priority mortgage liens on (i) the fee or leasehold interest in the 69 Hotels, related furniture, fixtures and equipment and the property improvement fund, (ii) the fee interest in the land leased from MII or its affiliates on which 53 Hotels are located, (iii) a pledge of Associates' membership interest in and the related right to receive distributions from Associates II which owns the Deerfield Hotel and (iv) an assignment of the Restated Management Agreement, as defined below. The Mortgage Loan is non-recourse to Associates, the Partnership and its partners.

Operating profit from the Hotels in excess of debt service on the Mortgage Loan is available to be distributed to the Partnership. Amounts distributed to the Partnership are used for the following, in order of priority: (i) for debt service on the Senior Notes, (ii) to fund the Supplemental Debt Service Reserve, if necessary, (iii) to offer to purchase a portion of the Senior Notes at par, if necessary, (iv) for working capital as discussed later in this note and (v) for distributions to the partners of the Partnership.

Marriott International, Inc. Ground Leases

In connection with the refinancing, the Partnership, as lessee, transferred its rights and obligations pursuant to the 53 ground leases with Marriott International, Inc. ("MII") and affiliates to Associates. Additionally, MII and affiliates agreed to defer receipt of their ground lease payments to the extent that the Partnership or Associates has insufficient funds for debt service payments on the Senior Notes and the Mortgage Loan.

Restated Management Agreement

To facilitate the refinancing, effective December 30, 1995, the original Management Agreement was restated into two separate management agreements. Associates entered into a management agreement with the Manager for the 69 Hotels which Associates directly owns and Associates II entered into a management agreement for the Deerfield Hotel which Associates II owns, (collectively, the "Restated Management Agreement").

The Restated Management Agreement contains provisions which differ from the original Management Agreement. The primary new provisions are as follows:

        . The initial term expires in 2013. The Manager may renew the terms, as to one or more of the Hotels, at its option, for up to three successive terms of 10-years each and one final term of five years.

        . One percent of the Courtyard management fee will be deferred through maturity of the Senior Notes and the Mortgage Loan to the extent that the Partnership or Associates has insufficient funds for debt service payments on the Senior Notes and the Mortgage Loan. This change eliminated the previous deferral of the total Courtyard management fee to debt service through December 31, 1997.

        . The priority return to the Partnership, as defined, was reduced from 10% of invested capital to 7% in 1996, 8% in 1997, 9% in 1998 and then returning to 10% for 1999 and thereafter. Operating profit from the Hotels (which reflects the deduction of the base and Courtyard management fees and MII ground rent) will be used to pay the following, in order of priority: (i) debt service on the Senior Notes and Mortgage Loan, (ii) to repay working capital loans to the Manager,
          (iii) to repay deferred ground rent to MII and their affiliates, (iv) to repay ground lease advances to MII and its affiliates, (v) the priority return to the Partnership which is 7% of invested capital for 1996, (vi) eighty percent of the remaining operating profit is applied to the payment of current incentive management fees, (vii) to repay advances to the Partnership, (viii) to repay foreclosure avoidance advances to the Manager and (ix) fifty percent of the remaining operating profit to repay deferred management fees to the Manager and fifty percent of remaining operating profit is paid to the Partnership.

        . The property improvement fund contribution equals 5% of gross Hotel sales for all Partnership Hotels and may be increased, at the option of the Manager, to 6% of gross Hotel sales in 2001.

Working Capital Agreement

Associates and Associates II are required to provide the Manager with working capital to meet the operating needs of the Hotels. The refinancing required certain enhancements to the cash management system of the Manager as well as a change in the timing of when the Manager remits net Hotel operating results to the Partnership such that additional working capital may be required for the operation of the Hotels. Therefore, on January 24, 1996, the Partnership, Associates and the Manager entered into a working capital maintenance agreement (the "Working Capital Agreement") and deposited $2.5 million as additional working capital for the operation of the Hotels. Prior to December 31, 1996, Associates and the Manager will determine the amount of working capital for the operation of the Hotels. Prior to December 31, 1996, Associates and the Manager will determine the amount of working capital that is required. Associates has agreed to provide up to another $2.5 million, if necessary.

In addition, the Working Capital Agreement provides that the Partnership and Associates, collectively, reserve $2 million by February 1, 1997 and additional amounts such that the total balance is $5 million by February 1, 1998 (the "Working Capital Reserve"). The Working Capital Reserve will be available for payment of Hotel operating expenses in the event that there is a downgrade in the long-term senior unsecured debt of MII to below a certain level, as described in the Mortgage Loan.

The obligation to fund the amounts required by the Working Capital Agreement is subordinate to debt service on the Senior Notes and the Mortgage Loan.

4.  Exchange Offers

Senior Notes

On June 4, 1996, Courtyard by Marriott II Limited Partnership and its wholly owned subsidiary, Courtyard II Finance Company, completed an exchange offer of its unregistered 10 3/4% Series B Senior Secured Notes with an aggregate principal amount of $127.4 million ("Old Notes") due 2008 for an equal amount of registered notes ("New Notes"). The form and terms of the New Notes are substantially identical to the form and terms of the Old Notes, except that the New Notes have been registered under the Securities Act of 1933, as amended and will not have any restrictions for transfer.

Multiclass Mortgage Pass-Through Certificates

On June 30, 1996, CBM Funding Corporation, a subsidiary of the Partnership, completed an exchange offer of its Multiclass Mortgage Pass-Through Certificates, Series 1996-1A with a principal balance of $406.2 million at that time, ("Old Certificates") for an equal amount of Multiclass Mortgage Pass-Through Certificates, Series 1996-1B ("New Certificates"). The form and terms of the New Certificates are substantially identical to the form and terms of the Old Certificates, except that the New Certificates are registered under the Securities Act of 1933, as amended and their transfers are not restricted.

5. In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS No. 121 did not have an effect on its consolidated financial statements.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund and to make distributions to limited partners. During the second quarter 1996, the Partnership utilized 1996 cash flow after debt service to make an interim cash distribution totalling $3.3 million or $2,250 per limited partner unit.

Cash provided by operations for the twenty-four weeks ended June 14, 1996, and June 16, 1995, was $16.5 million and $12.2 million, respectively. The increase in cash from operations is primarily the result of variations in the timing of interest payments as a result of the debt offering on January 24, 1996. During the first half of 1995, the Partnership paid $20.5 million in interest as compared to $17.2 million during the first half of 1996.

Debt Refinancing

On January 24, 1996, the Partnership completed a refinancing of the Partnership's existing debt through the private placements of $127.4 million of senior secured notes ("Senior Notes") and $410.2 million of multi-class commercial mortgage pass-through certificates (the "Certificates"). The $537.6 million of proceeds from the refinancing was used to (i) repay bank mortgage indebtedness of $275 million related to 36 Hotels and $230.5 million related to 29 Hotels, (ii) repay $25.6 million of industrial revenue bond indebtedness ("IRB Debt"), (iii) repay $6.5 million owed to Host Marriott in connection with advances related to the IRB Debt and (iv) pay certain costs of structuring and issuing the Senior Notes and the Certificates.

The General Partner believes that cash from hotel operations combined with the ability to defer certain management fees to the Manager and ground rent payments to Marriott International, Inc. and affiliates will provide adequate funds in the short term and long term for the operational and capital needs of the Partnership.


RESULTS OF OPERATIONS

Revenues (hotel sales less direct hotel operating costs and expenses) increased by $3 million and $4.1 million, respectively, for the twelve and twenty-four weeks ended June 14, 1996. This represents a 10% and a 7.2% increase, respectively, for the quarter and year-to-date when compared to the comparable period in 1995. The increase in revenues was achieved primarily through an increase in hotel sales offset by an increase in hotel operating costs and expenses.

For the twelve and twenty-four weeks ended June 14, 1996, hotel sales increased $4 million and $7.2 million, respectively. This represents a 6.9% increase for the quarter and a 6.4% increase year-to-date as compared to the comparable periods in 1995. The increase in sales was achieved primarily through an increase in the combined average room rate. The combined average room rate increased $4.93 to $77.27 for the quarter and $4.58 to $76.61 year-to-date as compared to the comparable periods in 1995. The increase in average room rates was due to the elimination of lower room rated business.

Combined average occupancy for the second quarter 1996 remained stable at 84% while the combined average occupancy for the twenty-four weeks ended June 14, 1996 remained stable at 81%. For the twenty-four weeks ended on June 14, 1996, 40 of the Partnership's 70 Hotels posted occupancy rates exceeding 80%. REVPAR, or revenue per available room, represents the combination of the combined average daily room rate charged and the combined average occupancy achieved. REVPAR for the twelve and twenty-four weeks ended June 14, 1996, was $64.91 and $62.05, respectively. REVPAR for the second quarter 1996 increased 6.6% as compared to the second quarter 1995 while year-to-date 1996 REVPAR increased 6.5% as compared to the comparable period in 1995.

Direct hotel operating costs and expenses increased from $56.6 million for the twenty-four weeks ended June 16, 1995 to $59.7 million for the comparable period in 1996. For the second quarter 1996, these expenses increased $1 million as compared to second quarter 1995. As a percentage of total hotel sales, these costs and expenses decreased slightly to 49.4% in the first half of 1996 as compared to 49.8% for the comparable period in 1995.

Interest expense increased by 23.6% to $21.2 million for the twenty-four weeks ended June 14, 1996, from $17.2 million for the comparable period in 1995. For the second quarter 1996, interest expense increased $2 million as compared to the second quarter 1995. The increase is due to the refinancing of the Partnership's debt at fixed rates which are higher than the prior year's variable interest rates. The weighted average interest rate for first half of 1996 was 8.4% as compared to 6.9% for the first half of 1995.

Ground rent, taxes and other increased 8% primarily due to an increase in equipment rent during the twenty-four weeks ended June 14, 1996.

The increase in base and Courtyard management fees of 6.4%, from $6.8 million for the first half of 1995 to $7.2 million for the same period in 1996 is due to the improved combined hotel sales for the 70 Hotels.

During the twenty-four weeks ended June 14, 1996, $5.5 million of incentive management fees were earned by the Manager as compared to $5.0 million earned during the comparable period in 1995. The increase in incentive management fees earned was the result of improved combined hotel operating results.

For the twenty-four weeks ended June 14, 1996, the Partnership had net income of $4.3 million, a decrease of $1.7 million, from net income of $6.0 million for the same period in 1995. This decrease was primarily due to higher interest expense offset by higher revenues.

                          PART II.   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Certain Limited Partners of the Partnership have filed a lawsuit in Texas state court against the General Partner, the Manager and certain of their respective affiliates, officers and directors. These partners have alleged that the General Partner and the Manager have improperly operated the business affairs of the Partnership and its hotels. The General Partner believes that all of these claims are without foundation and that the litigation will be vigorously contested.

The Partnership and the Partnership Hotels are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial conditions or results of operations of the Partnership.

ITEM 5.  OTHER INFORMATION

On June 4, 1996, Courtyard by Marriott II Limited Partnership and its wholly owned subsidiary, Courtyard II Finance Company, completed an exchange offer of its unregistered 10 3/4% Series B Senior Secured Notes with an aggregate principal amount of $127,400,000 ("Old Notes") due 2008 for an equal amount of registered notes ("New Notes"). The form and terms of the New Notes are substantially identical to the form and terms of the Old Notes, except that the New Notes have been registered under the Securities Act of 1933, as amended and will not have any restrictions for transfer.

On June 30, 1996, CBM Funding Corporation, a subsidiary of the Partnership, completed an exchange offer of its Multiclass Mortgage Pass-Through Certificates, Series 1996-1A with a principal balance of $406.2 million at that time, ("Old Certificates") for an equal amount of Multiclass Mortgage Pass-Through Certificates, Series 1996-1B ("New Certificates"). The form and terms of the New Certificates are substantially identical to the form and terms of the Old Certificates, except that the New Certificates are registered under the Securities Act of 1933, as amended and their transfers are not restricted.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                              COURTYARD BY MARRIOTT II
                              LIMITED PARTNERSHIP

                              By:   CBM TWO CORPORATION
                                    General Partner



        July 26, 1996         By:    /s/ Bruce F. Stemerman
                                    --------------------------------
                                    Bruce F. Stemerman
                                    Vice President, Finance
                                    and Chief Accounting Officer