Form 10-Q
period 1996-09-06
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 1996-10-18
CIK 832179

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                    Securities and Exchange Commission

                           Washington, D.C. 20549

                                  Form 10-Q

       |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the Quarter ended September 6, 1996

                                     OR
       |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number:  0-16728

                   COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
             --------------------------------------------------------

               (Exact name of registrant as specified in its charter)


               Delaware                            52-1533559
------------------------------------      ------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                             10400 Fernwood Road
                              Bethesda, Maryland
                                    20817
------------------------------------------------------------------------------
                  (Address of principal executive offices)


       Registrant's telephone number, including area code:   301-380-2070



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____


------------------------------------------------------------------------------
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                  Courtyard By Marriott II Limited Partnership
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                          TABLE OF CONTENTS

                                                                                                                            PAGE NO.
                                                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Consolidated Statement of Operations
              Twelve and Thirty-Six Weeks Ended September 6, 1996 and September 8, 1995.........................................1

           Condensed Consolidated Balance Sheet
              September 6, 1996 and December 31, 1995...........................................................................2

           Condensed Consolidated Statement of Cash Flows
              Thirty-Six Weeks ended September 6, 1996 and September 8, 1995....................................................3

           Notes to Condensed Consolidated Financial Statements.................................................................4

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................................................................9


                                                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................................................11

Item 5.  Other Information.....................................................................................................11




                                              PART I.   FINANCIAL INFORMATION

                                               ITEM 1. FINANCIAL STATEMENTS

                                       COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                        (Unaudited)
                                          (in thousands, except per unit amounts)


                                                         Twelve Weeks Ended                  Thirty-Six Weeks Ended
                                                   September 6,        September 8,      September 6,       September 8,
                                                       1996                1995              1996               1995
                                                  --------------     --------------     -------------      --------------
REVENUES..........................................$       31,855     $       29,477     $       92,894     $       86,439
                                                  --------------     --------------     --------------     --------------
OPERATING COSTS AND EXPENSES
  Interest........................................        10,832              8,434             32,070             25,616
  Depreciation ...................................         6,397              6,374             19,191             19,136
  Ground rent, taxes and other....................         5,140              4,846             15,015             13,993
  Base and Courtyard
    management fees...............................         3,758              3,533             11,002             10,344
  Incentive management fee........................         2,883              2,530              8,425              7,504
                                                  --------------     --------------     --------------     --------------
                                                          29,010             25,717             85,703             76,593
                                                  --------------     --------------     --------------     --------------
NET INCOME........................................$        2,845     $        3,760     $        7,191     $        9,846
                                                  ==============     ==============     ==============     ==============
ALLOCATION OF NET INCOME
  General Partner.................................$          142     $          188     $          359     $          492
  Limited Partners................................         2,703              3,572              6,832              9,354
                                                  --------------     --------------     --------------     --------------
                                                  $        2,845     $        3,760     $        7,191     $        9,846
                                                  ==============     ==============     ==============     ==============
NET INCOME PER LIMITED
PARTNER UNIT (1,470 Units)........................$        1,839     $        2,430     $        4,647     $        6,363
                                                  ==============     ==============     ==============     ==============





















                                 See Notes to Condensed Consolidated Financial Statements.



                                       COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                                           CONDENSED CONSOLIDATED BALANCE SHEET
                                                      (In thousands)


                                                                                         September 6,       December 31,
                                                                                             1996               1995
                                                                                        ---------------    ---------------
                                                                                          (Unaudited)
ASSETS

   Property and equipment, net..........................................................$      462,273     $      474,480
   Due from Courtyard Management Corporation............................................        11,078              7,078
   Other assets.........................................................................        52,906             51,580
   Restricted cash......................................................................         6,848              6,684
   Cash and cash equivalents............................................................        14,475             27,708
                                                                                        --------------     --------------
                                                                                        $      547,580     $      567,530
                                                                                        ==============     ==============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
   Debt.................................................................................$      530,508     $      531,100
   Management fees due to Courtyard Management Corporation. ............................        35,382             35,809
   Due to Marriott International, Inc. and affiliates...................................         9,206              9,402
   Due to Host Marriott Corporation.....................................................             -              7,469
   Accounts payable and accrued liabilities.............................................         4,101             19,250
                                                                                        --------------     --------------
      Total Liabilities.................................................................       579,197            603,030
                                                                                        --------------     --------------
PARTNERS' CAPITAL (DEFICIT)
   General Partner......................................................................         5,619              5,260
   Limited Partners.....................................................................       (37,236)           (40,760)
                                                                                        --------------     --------------
      Total Partners' Deficit...........................................................       (31,617)           (35,500)
                                                                                        --------------     --------------
                                                                                        $      547,580     $      567,530
                                                                                        ==============     ==============


























                                See Notes to Condensed Consolidated Financial Statements.




                                       COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (Unaudited)
                                                      (in thousands)
                                                                                            Thirty-Six Weeks Ended
                                                                                         September 6,    September 8,
                                                                                             1996            1995
                                                                                        -------------    ------------
OPERATING ACTIVITIES
   Net income ..........................................................................$        7,191     $        9,846
   Noncash items........................................................................        20,425             19,843
   Changes in operating accounts........................................................        (6,095)            (7,626)
                                                                                        --------------     --------------
      Cash provided by operating activities.............................................        21,521             22,063
                                                                                        --------------     --------------
INVESTING ACTIVITIES
   Additions to property and equipment..................................................        (6,984)            (4,369)
   Change in property improvement funds.................................................        (1,751)            (4,162)
                                                                                        --------------     --------------
      Cash used in investing activities.................................................        (8,735)            (8,531)
                                                                                        --------------     --------------
FINANCING ACTIVITIES
   Proceeds from issuance of debt ......................................................       537,600                  -
   Repayments of debt ..................................................................      (538,192)                 -
   Payment of financing costs...........................................................       (15,466)              (406)
   Repayment of advances from Host Marriott Corporation.................................        (6,489)                 -
   Capital distributions................................................................        (3,308)            (2,714)
   Change in reserve accounts...........................................................          (164)            (1,729)
                                                                                        --------------     --------------
      Cash used in financing activities.................................................       (26,019)            (4,849)
                                                                                        --------------     --------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........................................       (13,233)             8,683

CASH AND CASH EQUIVALENTS at beginning of period........................................        27,708             14,160
                                                                                        --------------     --------------
CASH AND CASH EQUIVALENTS at end of period..............................................$       14,475     $       22,843
                                                                                        ==============     ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid for mortgage and other interest............................................$       32,203     $       29,862
                                                                                        ==============     ==============
























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

     In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 6, 1996, and the results of operations for the twelve and thirty-six weeks ended September 6, 1996 and September 8, 1995. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

2. Revenues represent house profit which is hotel sales less hotel-level expenses, excluding certain operating costs and expenses such as depreciation, base, Courtyard and incentive management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs. Revenues consist of the following for the twelve and thirty-six weeks ended (in thousands):

                                                            Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                       September 6,      September 8,       September 6,      September 8,
                                                           1996              1995               1996              1995
                                                      --------------    --------------     --------------    --------------
     HOTEL SALES
         Rooms........................................$       56,164    $       52,604     $      163,859    $      153,771
         Food and beverage............................         4,084             4,067             12,613            12,244
         Other........................................         2,391             2,207              6,893             6,379
                                                      --------------    --------------     --------------    --------------
                                                              62,639            58,878            183,365           172,394
                                                      --------------    --------------     --------------    --------------
     HOTEL EXPENSES
         Departmental direct costs
            Rooms.....................................        11,778            11,610             34,782            33,457
            Food and beverage.........................         3,755             3,453             11,082            10,296
         Other........................................        15,251            14,338             44,607            42,202
                                                      --------------    --------------     --------------    --------------
                                                              30,784            29,401             90,471            85,955
                                                      --------------    --------------     --------------    --------------

     REVENUES.........................................$       31,855    $       29,477     $       92,894    $       86,439
                                                      ==============    ==============     ==============    ==============

3.    Mortgage Debt Refinancing

Partnership Structure

On January 24, 1996, the Partnership completed a refinancing of the Partnership's existing debt through the private placements of $127.4 million of senior secured notes (the "Senior Notes") and $410.2 million of multi-class commercial mortgage pass-through certificates (the "Certificates"), as described more fully below.

In connection with the refinancing, the limited partners approved certain amendments to the partnership agreement and the management agreement ("Management Agreement") whereby Courtyard Management Corporation (the "Manager") manages the Partnership's 70 hotels (the "Hotels"). The partnership agreement amendment, among other things, allowed the formation of certain subsidiaries of the Partnership, including Courtyard II Finance Company ("Finance"), a wholly-owned subsidiary of the Partnership, which along with the Partnership is the co- issuer of the Senior Notes.

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

Each of the Managing General Partner, Associates and Associates II was formed as a single-purpose bankruptcy- remote entity to facilitate the refinancing.

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

Debt Refinancing - Certificates

The Certificates in an initial principal amount of $410.2 million were issued by CBM Funding. Proceeds from the sale of the Certificates were utilized by CBM Funding to provide a Mortgage Loan to Associates. The Certificates/Mortgage Loan require monthly payments of principal and interest based on a 17-year amortization schedule. The Mortgage Loan matures on January 28, 2008. However, the maturity date of the Certificates/Mortgage Loan may be extended until January 28, 2013 with the consent of 66 2/3% of the holders of the outstanding Certificates affected thereby. The Certificates were issued in the following classes and pass- through rates of interest.

                                                    Initial Certificate       Pass-Through
                                    Class                 Balance                 Rate
                               ---------------   ----------------------       -------------

                                  Class A-1      $          45,500,000           7.550%
                                  Class A-2      $          50,000,000           6.880%
                               Class A-3P & I    $         129,500,000           7.080%
                                 Class A-3IO            Not Applicable           0.933%
                                   Class B       $          75,000,000           7.480%
                                   Class C       $         100,000,000           7.860%
                                   Class D       $          10,200,000           8.645%

The Class A-3IO Certificates receive payments of interest only based on a notional balance equal to the Class A-3P & I Certificate.

The Certificates/Mortgage Loan maturities are as follows (in thousands):

                           1996              $    10,283
                           1997                   13,216
                           1998                   14,242
                           1999                   15,347
                           2000                   16,539
                           Thereafter            340,573
                                             -----------
                                             $   410,200
                                             ===========

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

The Restated Management Agreement contains provisions which differ from the original Management Agreement. The primary new provisions are as follows:

     - The initial term expires in 2013. The Manager may renew the terms, as to one or more of the Hotels, at its option, for up to three successive terms of 10-years each and one final term of five years.

     - One percent of the Courtyard management fee will be deferred through maturity of the Senior Notes and the Mortgage Loan to the extent that the Partnership or Associates has insufficient funds for debt service payments on the Senior Notes and the Mortgage Loan. This change eliminated the previous deferral of the total Courtyard management fee to debt service through December 31, 1997.

     - The priority return to the Partnership, as defined, was reduced from 10% of invested capital to 7% in 1996, 8% in 1997, 9% in 1998 and then returning to 10% for 1999 and thereafter. Operating profit from the Hotels (which reflects the deduction of the base and Courtyard management fees and MII ground rent) will be used to pay the following, in order of priority: (i) debt service on the Senior Notes and Mortgage Loan, (ii) to repay working capital loans to the Manager,
          (iii) to repay deferred ground rent to MII and their affiliates, (iv) to repay ground lease advances to MII and its affiliates, (v) the priority return to the Partnership which is 7% of invested capital for 1996, (vi) eighty percent of the remaining operating profit is applied to the payment of current incentive management fees, (vii) to repay advances to the Partnership, (viii) to repay foreclosure avoidance advances to the Manager and (ix) fifty percent of the remaining operating profit to repay deferred management fees to the Manager and fifty percent of remaining operating profit is paid to the Partnership.

     - The property improvement fund contribution equals 5% of gross Hotel sales for all Partnership Hotels and may be increased, at the option of the Manager, to 6% of gross Hotel sales in 2001.

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

Multiclass Mortgage Pass-Through Certificates

On June 30, 1996, CBM Funding Corporation, a subsidiary of the Partnership, completed an exchange offer of its Multiclass Mortgage Pass-Through Certificates, Series 1996-1A with a principal balance of $406.2 million at that time, ("Old Certificates") for an equal amount of Multiclass Mortgage Pass-Through Certificates, Series 1996- 1B ("New Certificates"). The form and terms of the New Certificates are substantially identical to the form and terms of the Old Certificates, except that the New Certificates are registered under the Securities Act of 1933, as amended and their transfers are not restricted.

5. In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS No. 121 did not have an effect on its condensed consolidated financial statements.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund and to make distributions to the limited partners.

Cash provided by operations for the thirty-six weeks ended September 6, 1996, and September 8, 1995, was $21.5 million and $22.1 million, respectively. During the thirty-six weeks ended September 8, 1995, the Partnership paid $29.9 million in interest as compared to $32.2 million during the same period in 1996.

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

RESULTS OF OPERATIONS

Revenues (hotel sales less direct hotel operating costs and expenses) increased by $2.4 million and $6.5 million, respectively, for the twelve and thirty-six weeks ended September 6, 1996. This represents an 8.1% and a 7.5% increase, respectively, for the quarter and year-to-date when compared to the comparable periods in 1995. The increase in revenues was achieved primarily through an increase in hotel sales offset by an increase in hotel operating costs and expenses.

For the twelve and thirty-six weeks ended September 6, 1996, hotel sales increased $3.8 million and $11 million, respectively. This represents a 6.4% increase for both the quarter and year-to-date as compared to the comparable periods in 1995. The increase in sales was achieved primarily through an increase in the combined average room rate. The combined average room rate increased $6.01 to $77.37 for the quarter and $5.07 to $76.87 year-to-date as compared to the comparable periods in 1995. The increase in average room rates was due to the elimination of lower room rated business.

Combined  average  occupancy  for  the  third  quarter  1996  decreased  by  1.1 percentage points to 83.6% while the combined average occupancy for the thirty-six weeks ended September 6, 1996 remained stable at 82%. For the thirty-six weeks ended on September 6, 1996, 48 of the Partnership's 70 Hotels posted occupancy rates exceeding 80%. REVPAR, or revenue per available room, represents the combination of the combined average daily room rate charged and the combined average occupancy achieved. REVPAR for the twelve and thirty-six weeks ended September 6, 1996, was $64.68 and $62.88, respectively. REVPAR for the third quarter 1996 increased 7.0% as compared to the third quarter 1995 while year-to-date 1996 REVPAR increased 6.5% as compared to the comparable period in 1995.

Direct hotel operating costs and expenses increased from $86 million for the thirty-six weeks ended September 8, 1995 to $90.5 million for the comparable period in 1996. For the third quarter 1996, these expenses increased $1.4 million as compared to third quarter 1995. As a percentage of total hotel sales, these costs and expenses decreased slightly to 49.3% for the thirty-six weeks ended September 6, 1996 as compared to 49.9% for the comparable period in 1995.

Interest expense increased by 25.2% to $32.1 million for the thirty-six weeks ended September 6, 1996, from $25.6 million for the comparable period in 1995. For the third quarter 1996, interest expense increased $2.4 million as compared to the third quarter 1995. The increase is due to the refinancing of the Partnership's debt at fixed rates which are higher than the prior year's variable interest rates. The weighted average interest rate for thirty-six weeks ended September 6, 1996 was 8.4% as compared to 6.8% for thirty-six weeks ended September 8, 1995.

Ground rent, taxes and other increased 7.3% primarily due to an increase in equipment rent during the thirty-six weeks ended September 6, 1996.

The increase in base and Courtyard management fees of 6.4%, from $10.3 million for the period ended September 8, 1995 to $11 million for the same period in 1996 is due to the improved combined hotel sales for the 70 Hotels.

During the thirty-six weeks ended September 6, 1996, $8.4 million of incentive management fees were earned by the Manager as compared to $7.5 million earned during the comparable period in 1995. The increase in incentive management fees earned was the result of improved combined hotel operating results.

For the thirty-six weeks ended September 6, 1996, the Partnership had net income of $7.2 million, a decrease of $2.6 million, from net income of $9.8 million for the same period in 1995. This decrease was primarily due to higher interest expense offset by higher revenues.

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

ITEM 5.         OTHER INFORMATION

Earla L. Stowe was appointed to Vice President and Chief Accounting Officer of CBM Two Corporation on October 8, 1996. Ms. Stowe joined Host Marriott Corporation in 1982 and held various positions in the tax department until 1988. She joined the Partnership Services department as an accountant in 1988 and in 1989 she became an Assistant Manager--Partnership Services. She was promoted to Manager--Partnership Services in 1991 and to Director--Asset Management in June 1996.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COURTYARD BY MARRIOTT II
                                   LIMITED PARTNERSHIP

                                   By:   CBM TWO CORPORATION
                                   General Partner



    October 18, 1996               By:/s/ Earla Stowe
                                   ------------------------------------
                                   Earla Stowe
                                   Vice President and Chief Accounting Officer