Form 10-K
period 1996-12-31
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 1997-03-28
CIK 832179

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------







                  Securities and Exchange Commission
                      Washington, D.C. 20549
                              Form 10-K

   X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1996

                               OR

  |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 Commission File Number:  0-16728



             COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)



     Delaware                                       52-1533559
---------------------------------      -----------------------------------------
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)                Identification No.)


     10400 Fernwood Road
      Bethesda, Maryland                               20817
--------------------------------------      ------------------------------------
Address of principal executive offices)           (Zip Code)


   Registrant's telephone number, including area code:  301-380-2070

     Securities  registered  pursuant to Section 12(b) of the Act:
                            Not Applicable

     Securities  registered  pursuant to Section 12(g) of the Act:

                    Units of Limited Partnership Interest
                 --------------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (Not Applicable)

                    Documents Incorporated by Reference
                                   None
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
--------------------------------------------------------------------------------


                                   TABLE OF CONTENTS

                                                                                                          PAGE NO.

                                                      PART I
Item 1.      Business.........................................................................................1

Item 2.      Properties.......................................................................................9

Item 3.      Legal Proceedings................................................................................17

Item 4.      Submission of Matters to a Vote of Security Holders..............................................17


                                                      PART II

Item 5.      Market For The Partnership's Limited Partnership Units
             and Related Security Holder Matters..............................................................17

Item 6.      Selected Financial Data..........................................................................18

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................................................19

Item 8.      Financial Statements and Supplementary Data......................................................29

Item 9.      Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure.........................................................................69


                                                     PART III

Item 10.     Directors and Executive Officers.................................................................69

Item 11.     Management Remuneration and Transactions.........................................................70

Item 12.     Security Ownership of Certain Beneficial Owners and Management...................................70

Item 13.     Certain Relationships and Related Transactions...................................................71


                                                      PART IV

Item 14.     Exhibits, Supplemental Financial Statement Schedules
             and Reports on Form 8-K..........................................................................75



                                                      PART I

ITEM 1.          BUSINESS

Description of the Partnership

Courtyard by Marriott II Limited Partnership, a Delaware limited partnership (the "Partnership"), was formed on August 31, 1987 to acquire and own 70 Courtyard by Marriott hotels (the "Hotels") and the respective fee or leasehold interests in the land on which the Hotels are located. The Hotels are located in 29 states and contain a total of 10,335 guest rooms as of December 31, 1996. The Partnership commenced operations on October 30, 1987 and will terminate on December 31, 2087, unless earlier dissolved.

The sole general partner of the Partnership is CBM Two Corporation, a Delaware corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott Corporation. On December 29, 1995, Host Marriott Corporation's operations were divided into two separate companies: Host Marriott Corporation, which continued the business of owning lodging properties and Host Marriott Services Corporation which continued the business of concession operations at airports and toll roads.

The Partnership is engaged solely in the business of owning and operating hotels and therefore is engaged in one industry segment. The principal offices of the Partnership are located at 10400 Fernwood Road, Bethesda, Maryland 20817.

The Hotels are operated as part of the Courtyard by Marriott system, which includes over 286 hotels worldwide in the moderately-priced segment of the U.S. lodging industry. The Hotels are managed by Courtyard Management Corporation (the "Manager"), a wholly owned subsidiary of MII, under a long-term management agreement (the "Management Agreement"). The Management Agreement as restated on December 30, 1995 expires in 2013 with renewals at the option of the Manager for one or more of the Hotels for up to 35 years thereafter. The Hotels have the right to use the Courtyard by Marriott name pursuant to the Management Agreement and, if the Management Agreement is terminated or not renewed, the Partnership would lose that right for all purposes (except as part of the Partnership's name). See Item 13 "Certain Relationships and Related Transactions."

The objective of the Courtyard by Marriott system, including the Hotels, is to provide consistently superior lodging at a fair price with an appealing, friendly and contemporary residential character. Courtyard by Marriott hotels have fewer guest rooms than traditional, full-service hotels, containing approximately 150 guest rooms, including approximately 12 suites, as compared to full-service Marriott hotels which typically contain 350 or more guest rooms.

Each Courtyard by Marriott hotel is designed around a courtyard area containing a swimming pool (indoor pool in northern climates), walkways, landscaped areas and a gazebo. Each Hotel generally contains a small lobby, a restaurant with seating for approximately 50 guests, a lounge, a hydrotherapy pool, a guest laundry, an exercise room and two small meeting rooms. The hotels do not contain as much public space and related facilities as full-service hotels.

Courtyard by Marriott hotels are designed for business and vacation travelers who desire high quality accommodations at moderate prices. Most of the Hotels are located in suburban areas near office parks or other commercial activities. See Item 2 "Properties." Courtyard by Marriott hotels provide large, high quality guest rooms which contain furnishings comparable in quality to those in full-service Marriott hotels. Each guest room contains a large, efficient work desk, remote control television, a television entertainment package, in-room coffee and tea services and other amenities. Approximately 70% of the guest rooms contain king-size beds.

Historically, the Partnership's financing needs have been funded through loan agreements with independent financial institutions and through loans and advances made by Host Marriott and its affiliates. See "Debt Financing" below. From 1987 through 1989, the Partnership borrowed $469.7 million (the "MFS Mortgage Debt") from Marriott Financial Services, Inc. ("MFS"), an indirect wholly owned subsidiary of Host Marriott, to finance the acquisition of 65 Hotels (the "non-IRB Hotels"). In connection with the Partnership's acquisition from Host Marriott of the remaining 5 Hotels (the "IRB Hotels"), the Partnership assumed an additional $40.2 million of industrial revenue bond financing (the "IRB Debt") originally borrowed by Host Marriott to finance the construction of these 5 Hotels. In 1988 and 1989, the Partnership replaced the initial financing from MFS through two loans. In 1988, the Partnership borrowed $275 million ("Mortgage Debt A") from two banks (the "Banks"), to repay the MFS debt related to 36 of the non-IRB Hotels plus transaction costs. In 1989, the Partnership borrowed an additional $230.5 million ("Mortgage Debt B") from the Banks to repay the MFS debt related to the remaining 29 non-IRB Hotels plus transaction costs.

On December 15, 1995, the Partnership and the Mortgage Debt A lenders amended the loan agreement to extend the maturity date of Mortgage Debt A from December 15, 1995 to February 15, 1996. Mortgage Debt B was scheduled to mature on September 5, 1996. On January 24, 1996, the Partnership completed a refinancing of the Partnership's debt. See "Refinancing" below.

Organization of the Partnership

On October 30, 1987, the Partnership began operations and executed a purchase agreement (the "Purchase Agreement") with Host Marriott to acquire the Hotels, all related personal property, and the fee or leasehold interests in the land on which the Hotels are located. On January 18, 1988 (the "Final Closing Date"), 1,470 units of limited partnership interests (the "Units") in the Partnership, representing a 95% interest in the Partnership, had been sold in a private placement offering. The offering price per Unit was $100,000, $21,200 payable at subscription with the balance due in four annual installments through February 28, 1991, or, as an alternative, $94,357 in cash at closing as full payment of the subscription price. The limited partners paid $39,938,000 as of the Final Closing Date, representing 1,350 Units purchased on the installment basis and 120 Units paid in full. The limited partners' obligations to make the installment payments were evidenced by promissory notes (the "Investor Notes") payable to the Partnership and secured by the Units. On October 30, 1987, the General Partner made a capital contribution of equipment valued at $11,306,000 for its 5% general partner interest.

The total purchase price under the Purchase Agreement was $643.1 million. Of this total, $507.9 million was paid in cash from the proceeds of the MFS Mortgage Debt and the sale of the Units, $40.2 million was paid through the Partnership's assumption of the IRB Debt and

$95 million was paid in the form of a note payable to Host Marriott (which has since been repaid). Twenty of the Hotels were conveyed to the Partnership in 1987, thirty-four Hotels in 1988, twelve Hotels in 1989 and the final four Hotels during the first half of 1990.

Under the Purchase Agreement, Host Marriott agreed to reduce the purchase price of the Hotels by up to $5.4 million in 1988 and $9.3 million in 1989 if the Hotels did not provide cash flow in excess of debt service, as defined, of at least $5.4 million and $9.3 million, respectively, in those years (the "Price Adjustment"). No Price Adjustment was required in 1988. The required Price Adjustment for 1989 was $8,843,000. The Price Adjustment was allocated as a reduction to the Partnership's property and equipment.

In accordance with the partnership agreement, in 1990 and 1991 the General Partner purchased 20.5 Units from defaulting investors. Additionally, on July 15, 1995, a limited partner assigned one Unit to the General Partner. Therefore, as of December 31, 1996, the General Partner owns a total of 21.5 Units representing a 1.39% limited partnership interest in the Partnership.

In connection with the refinancing discussed below, the limited partners approved certain amendments to the partnership agreement and the Management Agreement. The partnership agreement amendment, among other things, allowed the formation of certain subsidiaries of the Partnership, including Courtyard II Finance Company ("Finance"), a wholly-owned subsidiary of the Partnership, who along with the Partnership is the co-issuer of the $127.4 million of senior secured notes.

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

Associates holds a 99% membership interest in CBM Associates II LLC ("Associates II") and Managing General Partner holds the remaining 1% membership interest. On January 24, 1996, the Partnership contributed the Hotel located in Deerfield, IL (the "Deerfield Hotel") and its related assets to Associates and the Managing General Partner who simultaneously contributed the Hotel and its related assets to Associates II.

Each of the Managing General Partner, Associates and Associates II were formed as a single purpose bankruptcy-remote entity to facilitate the refinancing in January 1996.

CBM Funding Corporation, ("CBM Funding"), a wholly-owned subsidiary of Associates, was also formed to make a mortgage loan (the "Mortgage Loan") to Associates from the proceeds of the sale of the multi-class commercial mortgage pass-through certificates.

Debt Financing

As of December 31, 1995, the Partnership had outstanding bank mortgage indebtedness of $275 million related to 36 Hotels and $230.5 million related to 29 Hotels. As of December 31, 1995, the Partnership also had approximately $25.6 million of industrial revenue bond financing (the "IRB Debt") on the remaining five Hotels and owed approximately $6.5 million to Host Marriott in connection with such IRB Debt with respect to those five Hotels ("Host Marriott's IRB Liability"). The bank mortgage indebtedness, the IRB Debt and advances from Host Marriott related to certain IRB Hotels were repaid with the net proceeds of the Senior Notes, as defined below, and Certificates, as defined below, on January 24, 1996.

Refinancing

Debt Refinancing - Overview

On January 24, 1996, the Partnership completed a refinancing of the Partnership's existing debt through the private placements of $127.4 million of senior secured notes (the "Senior Notes") and $410.2 million of multi-class commercial mortgage pass-through certificates (the "Certificates").

The net proceeds from the placement of the Senior Notes and the Certificates and existing Partnership cash were used as follows: (i) to repay the Partnership's existing Mortgage Debt A of $275 million and Mortgage Debt B of $230.5 million,
(ii) to repay the IRB Debt of $25.6 million, (iii) to repay the advances from Host Marriott related to certain IRB Hotels of $6.5 million and (iv) to pay certain costs of structuring and issuing the Senior Notes and the Certificates.

Upon repayment of Mortgage Debt A and Mortgage Debt B, Host Marriott was released from its obligations under (i) the Mortgage Debt A and Mortgage Debt B debt service guarantees, (ii) the foreclosure guarantee and (iii) the Ground Rent Facility, as defined.

Debt Refinancing - Senior Notes

The Senior Notes of $127.4 million were issued by the Partnership and Finance. The Senior Notes bear interest at 10 3/4%, require semi-annual payments of interest and require no payments of principal until maturity on February 1, 2008. The Senior Notes are secured by a first priority pledge by the Partnership of (i) its 99% partnership interest (consisting of a 98% limited partner interest and a 1% general partner interest) in Associates and (ii) its 100% equity interest in the Managing General Partner. Finance has nominal assets, does not conduct any operations and does not provide any additional security for the Senior Notes.

The terms of the Senior Notes include requirements of the Partnership to establish and fund a debt service reserve account in an amount equal to one six-month interest payment on the Senior Notes ($6,848,000) and to maintain certain levels of excess cash flow, as defined. In the event the Partnership fails to maintain the required level of excess cash flow, the Partnership will be required to (i) suspend distributions to its partners and other restricted payments, as defined, (ii) to fund a separate supplemental debt service reserve account (the "Supplemental Debt Service Reserve") in an amount up to two six-month interest payments on the Senior Notes and (iii) if such failure were to continue, to offer to purchase a portion of the Senior Notes at par.

The Senior Notes are not redeemable prior to February 1, 2001. Thereafter, the Senior Notes may be redeemed, at the option of the Partnership, at a premium declining to par in 2004. The Senior Notes are non-recourse to the Partnership and its partners.

On June 4, 1996, the Partnership and Finance completed an exchange offer of its unregistered 10 3/4% Series B Senior Secured Notes with an aggregate principal amount of $127.4 million ("Old Notes") due 2008 for an equal amount of registered notes ("New Notes"). The form and terms of the New Notes are substantially identical to the form and terms of the Old Notes, except that the New Notes have been registered under the Securities Act of 1933, as amended and will not have any restrictions for transfer.

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

The Class A-3IO Certificates receive payments of interest only based on a notional balance equal to the Class A-3P & I Certificate balance.

The balance of the Certificates was $398.9 million at December 31, 1996. Principal amortization of $11.3 million of the Class A-1 Certificates was made during 1996.

The Certificates/Mortgage Loan maturities are as follows (in thousands):

                    1997                  $     13,298
                    1998                        14,331
                    1999                        15,443
                    2000                        16,642
                    2001                        17,934
                 Thereafter                    321,205
                                          ------------
                                          $    398,853
                                          ============

The Mortgage Loan is secured primarily by 69 cross-defaulted and cross-collateralized mortgages representing first priority mortgage liens on (i) the fee or leasehold interest in the 69 Hotels, related furniture, fixtures and equipment and the property improvement fund, (ii) the fee interest in the land leased from MII or their affiliates on which 53 Hotels are located, (iii) a pledge of Associates membership interest in and the related right to receive distributions from Associates II which owns the Deerfield Hotel and (iv) an assignment of the Management Agreement, as defined below. The Mortgage Loan is non-recourse to Associates, the Partnership and its partners.

Operating profit from the Hotels in excess of debt service on the Mortgage Loan is available to be distributed to the Partnership. Amounts distributed to the Partnership are used for the following, in order of priority: (i) for debt service on the Senior Notes, (ii) to fund the Supplemental Debt Service Reserve, if necessary, (iii) to offer to purchase a portion of the Senior Notes at par, if necessary, (iv) for working capital, see Item 13, "Certain Relationships and Related Transactions" and (v) for distributions to the partners of the Partnership.

Prepayments of the Mortgage Loan are permitted with the payment of a premium (the "Prepayment Premium"). The Prepayment Premium is equal to the greater of
(i) one percent of the Mortgage Loan being prepaid or (ii) a yield maintenance amount based on a spread of .25% or .55% over the U.S. treasury rate, as defined.

On June 30, 1996, CBM Funding completed an exchange offer of its Multiclass Mortgage Pass-Through Certificates, Series 1996-1A with a principal balance of $406.2 million at that time, ("Old Certificates") for an equal amount of Multiclass Mortgage Pass-Through Certificates, Series 1996-1B ("New Certificates"). The form and terms of the New Certificates are substantially identical to the form and terms of the Old Certificates, except that the New Certificates are registered under the Securities Act of 1933, as amended and their transfers are not restricted.

Ground Rent Facility

Fifty-three of the Hotels are situated on land leased from MII or affiliates of MII, eight of the Hotels are situated on land leased from third parties. MFS had agreed to lend the Partnership up to $25 million (the "Ground Rent Facility") to the extent that the Partnership has insufficient funds to pay ground rent under any ground lease, including third party ground leases, after payment of (i) hotel operating expenses (except for ground rent) and (ii) debt service. No amounts were ever advanced under the Ground Rent Facility. Upon refinancing of the Partnership debt on January 24, 1996, MFS was released from the Ground Rent Facility.

Material Contracts

Management Agreement

To facilitate the refinancing, effective December 30, 1995, the original management agreement was restated into two separate management agreements. Associates entered into a management agreement with the Manager for the 69 Hotels which Associates directly owns and Associates

II entered into a management agreement for the Deerfield Hotel which Associates II owns, collectively, (the "Management Agreement"). The primary provisions are discussed in Item 13, "Certain Relationships and Related Transactions."

Ground Leases

The land on which 53 of the Hotels are located is leased from MII or affiliates of MII. In addition, eight of the Hotels are located on land leased from third parties. The land leases have remaining terms (including renewal options) expiring between the years 2024 and 2068. The MII land leases and the third party land leases provide for rent based on specific percentages (from 2% to 15%) of gross sales in certain categories, subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. For 1996, the Partnership paid a total of $12,018,000 in ground rent. See Item 2 "Properties" for a listing of Hotels that have ground leases.

In connection with the refinancing, the Partnership, as lessee, transferred it rights and obligations pursuant to the 53 ground leases with MII and affiliates to Associates. Additionally, MII and affiliates agreed to subordinate their right to receive rental payments under the MII ground leases to the payment of debt service on the Senior Notes and the Mortgage Loan.

Competition

The United States lodging industry generally is comprised of two broad segments: full-service hotels and limited-service hotels. Full-service hotels generally offer restaurant and lounge facilities and meeting spaces, as well as a wide range of services, typically including bell service and room service. Limited-service hotels generally offer accommodations with limited or no services and amenities. As moderately-priced hotels, the Hotels compete effectively with both full-service and limited-service hotels in their respective markets by providing streamlined services and amenities exceeding those provided by typical limited-service hotels at prices that are significantly lower than those available at full-service hotels.

Significant competitors in the moderately-priced lodging segment include Holiday Inn, Ramada Inn, Sheraton Inn, Hampton Inn and Hilton Inn. The lodging industry in general, and the moderately-priced segment in particular, is highly competitive, but the degree of competition varies from location to location and over time. An increase in supply growth began in 1996 with the introduction of a number of new national brands. For 1997, the outlook continues to be positive. Courtyards continue to command a premium share of the market in which they are located in spite of the growth of new chains. It is expected that Courtyard will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new mid-priced brands including Wingate Hotels, Hilton Garden Inns, Four Points by Sheraton, Mainstay, Candlewood, Club Hotels and Clarion.

The Manager believes that by emphasizing management and personnel development and maintaining a competitive price structure, the Partnership's share of the market will be maintained or increased. The inclusion of the Hotels within the nationwide Courtyard by Marriott system provides the benefits of name recognition, centralized reservations and advertising, system-wide marketing and promotion, centralized purchasing and training and support services.

Conflicts of Interest

Because Host Marriott, the parent of the General Partner, MII and their affiliates own and/or operate hotels other than the Partnership Hotels and Marriott International and its affiliates license others to operate hotels under the various brand names owned by Marriott International and its affiliates, potential conflicts of interest exist. With respect to these potential conflicts of interest, Host Marriott, MII and their affiliates retain a free right to compete with the Partnership's Hotels, including the right to develop, own, and operate competing hotels now and in the future in markets in which the Hotels are located, in addition to those existing hotels which may currently compete directly or indirectly with the Hotels.

Under Delaware law, the General Partner has unlimited liability for the obligations of the Partnership, unless those obligations are, by contract, without recourse to the partners of the Partnership. Since the General Partner is entitled to manage and control the business and operations of the Partnership, and because certain actions taken by the General Partner or the Partnership could expose the General Partner or its parent, Host Marriott, to liability that is not shared by the limited partners (for example, tort liability and environmental liability), this control could lead to conflicts of interest.

Policies with Respect to Conflicts of Interest

It is the policy of the General Partner that the Partnership's relationship with the General Partner, any affiliate of the General Partner, or persons employed by the General Partner or its affiliates be conducted on terms that are fair to the Partnership and that are commercially reasonable. Agreements and relationships involving the General Partner or its affiliates and the Partnership are on terms consistent with the terms on which the General Partner or its affiliates have dealt with unrelated parties.

The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides that any agreements, contracts or arrangements between the Partnership and the General Partner or any of its affiliates, except for rendering legal, tax, accounting, financial, engineering, and procurement services to the Partnership by employees of the General Partner or its affiliates, will be on commercially reasonable terms and will be subject to the following additional conditions:

(i) the General Partner or any such affiliate must have the ability to render such services or to sell or lease such goods;

(ii) such agreements, contracts or arrangements must be fair to the Partnership and reflect commercially reasonable terms and must be embodied in a written contract which precisely describes the subject matter thereof and all compensation to be paid therefor;

(iii) no rebates or give-ups may be received by the General Partner or any such affiliate, nor may the General Partner or any such affiliate participate in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement; and

(iv) no such agreement, contract or arrangement as to which the limited partners had previously given approval may be amended in such a manner as to increase the fees or other compensation payable by the Partnership to the General Partner or any of its affiliates or to decrease the responsibilities or duties of the General Partner or any such affiliate in the absence of the consent of the holders of a majority in interest of the limited partners.

Employees

Neither the General Partner nor the Partnership has any employees. Host Marriott provides the services of certain employees (including the General Partner's executive officers) of Host Marriott to the Partnership and the General Partner. The Partnership and the General Partner anticipate that each of the executive officers of the General Partner will generally devote a sufficient portion of his or her time to the business of the Partnership. However, each of such executive officers also will devote a significant portion of his or her time to the business of Host Marriott and its other affiliates. No officer or director of the General Partner or employee of Host Marriott devotes a significant percentage of time to Partnership matters. To the extent that any officer, director or employee does devote time to the Partnership, the General Partner or Host Marriott, as applicable, is entitled to reimbursement for the cost of providing such services. See Item 11 "Management Remuneration and Transactions" for information regarding payments made to Host Marriott or its subsidiaries for the cost of providing administrative services to the Partnership.


ITEM 2.          PROPERTIES

Introduction

The properties consisted of 70 Courtyard by Marriott hotels as of December 31, 1996. The Hotels have been in operation for at least seven years. The Hotels range in age between 7 and 11 years. The Hotels are geographically diversified among 29 states, and no state has more than nine Hotels.

The  lodging  industry  in  general,  and  the   moderately-priced   segment  in
particular, is highly competitive, but the degree of competition varies from location to location and over time. On a combined basis, competitive forces affecting the Hotels are not, in the opinion of the General Partner, more adverse than the overall competitive forces affecting the lodging industry generally. See Item 1 "Business--Competition."

The following table summarizes certain attributes of each of the Hotels.



                                   COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                                               SUMMARY OF ATTRIBUTES
                                               (70 COURTYARD HOTELS)
        PROPERTY                        TITLE TO LAND           # OF          OPENING      LOCATION
                                                                ROOMS          DATE
 1      Birmingham/Homewood, AL         Owned in fee             140          12/21/85   Five miles southeast of downtown
        500 Shades Creek Parkway                                                         Birmingham and two miles north of I-459
        Homewood, AL 35209                                                               on Shades Creek Parkway across from
                                                                                         commercial and residential areas.

 2      Birmingham/Hoover, AL           Leased from Essex House  153          08/08/87   In the Riverchase Galleria area in greater
        1824 Montgomery Highway South   Condominium Corp. *                              southwest Birmingham 1/2 mile from I-
        Hoover, AL 35244                                                                 459 and Route 31 (Montgomery
                                                                                         Highway), Riverchase Galleria Mall and
                                                                                         Riverchase office developments.

 3      Huntsville, AL                  Leased from Marriott     149          08/15/87   On University Drive, one mile from the
        4808 University Drive           International, Inc.                              NASA Space Center, five miles from
        Huntsville, AL  35816                                                            Redstone Arsenal and across from
                                                                                         Cummings Research Park entrance.

 4      Phoenix/Mesa, AZ                Leased from Marriott      148         03/19/88   On corner of Southern Avenue at
        1221 S. Westward Avenue         International, Inc.                              Westwood Street, approximately 1/2 mile
        Mesa, AZ  85210                                                                  north of Superstition Freeway and 1/2 mile
                                                                                         east of Fiesta Mall.

 5      Phoenix/Metrocenter, AZ         Leased from Marriott      146         11/29/87   In northwest Phoenix, 11 miles from
        9631 N. Black Canyon            International, Inc.                              downtown.  Hotel is across from Metro
        Phoenix, AZ 85021                                                                Center regional mall and adjacent to
                                                                                         YWCA Leadership Development Center.


 6      Tucson Airport, AZ              Leased from Marriott      149         10/01/88   One-half mile north of Tucson
        2505 E. Executive Drive         International, Inc.                              International Airport at the intersection
        Tucson, AZ  85706                                                                of Tucson Boulevard and Valencia Road.
                                                                                         The Hotel is part of Bay Colony Business
                                                                                         Park and near IBM, Hughes Aircraft, and
                                                                                         Gates Learjet facilities.


 7      Little Rock, AR                 Leased from Marriott      149         05/28/88   In West Little Rock on Financial Centre
        10900 Financial Centre Parkway  International, Inc.                              Parkway, just west of the intersection of
        Little Rock, AR 72211                                                            Shackleford Road and I-630/I-430.

 8      Bakersfield, CA                 Leased from Marriott      146         02/13/88   Off Highway 99 at Rosedale Highway in
        3601 Marriott Drive             International, Inc.                              north Bakersfield.  Close to Shell
        Bakersfield, CA 93308                                                            California, Occidental and Contel offices.

 9      Cupertino, CA                   Leased from Vallco        149         05/14/88   In Silicon Valley near Santa Clara, at
        10605 N. Wolfe Road             Park, Ltd.                                       intersection of I-280 and Wolfe Road in
        Cupertino, CA  95014                                                             the center of commercial and retail
                                                                                         development.  Near major corporate
                                                                                         computer firms in the area and 1/2
                                                                                         mile from Vallco Park regional mall.


 10     Foster City, CA                 Leased from Essex House   147         09/26/87   Eight miles south of San Francisco
        550 Shell Blvd.                 Condominium Corp. *                              International Airport just off Highway 92
        Foster City, CA  94404                                                           at Foster City Boulevard.  Within Foster
                                                                                         City commercial and residential
                                                                                         development.



Essex House Condominium Corporation is a subsidiary of Marriott International, Inc.
                                      10





 11     Fresno, CA                      Leased from Richard,     146         09/13/86    In north Fresno just off Highway 41 at
        140 E. Shaw Avenue              Miche, Aram & Aznive                             Shaw Avenue.  Located two miles west of
        Fresno, CA 93710                Erganian                                         Fresno State University  and near Fashion
                                                                                         Fair Shopping Mall.

 12     Hacienda Heights, CA            Leased from Marriott     150         03/28/90    East of Los Angeles at intersection of
        1905 Azusa Avenue               International, Inc.                              Azusa Avenue and Colima Road, 1/2 mile
        Hacienda Heights, CA  91745                                                      from State Highway 60.  Near over
                                                                                         45 million square feet of industrial and
                                                                                         office development in the City of Industry.

 13     Marin/Larkspur Landing, CA      Leased from Essex House  146         07/25/87    Twelve miles north of San Francisco in
        2500 Larkspur Landing Circle    Condominium Corp. *                              Marin County of Highway 101 at
        Larkspur, CA 94939                                                               Richmond San Rafael Bridge exit.  Hotel
                                                                                         is in Larkspur Landing commercial and
                                                                                         residential development.

 14     Palm Springs, CA                Leased from Marriott     149         10/08/88    On northeast corner of Hermosa Drive and
        300 Tahquitz Canyon Way         International, Inc.                              Tahquitz McCallum Way 1/2 mile from
        Palm Springs, CA 92262                                                           downtown Palm Springs Airport.

 15     Torrance, CA                    Leased from Marriott     149         10/15/88    On Sepulveda Boulevard, west of
        2633 West Sepulveda Boulevard   International, Inc.                              Crenshaw Boulevard, in Park Del Amo
        Torrance, CA 90505                                                               business park.  Approximately one mile
                                                                                         from Del Amo Fashion Center Mall.

 16     Boulder, CO                     Leased from Marriott     148         08/06/88    At the intersection of 28th and Pearl
        4710 Pearl East Circle          International, Inc.                              Streets, in the north central area of
        Boulder, CO 80301                                                                Boulder.  One mile from downtown
                                                                                         Boulder and the University of Colorado.
 17     Denver, CO                      Owned in fee             146         08/15/87    Near the intersection of I-70 and Quebec
        7415 East 41st Avenue                                                            Avenue, approximately one-half mile from
        Denver, CO 80301                                                                 the Denver Airport.

 18     Denver/Southeast, CO            Leased from Essex House  152         05/30/87    In southeast Denver off I-25 and
        6565 S. Boston Street           Condominium Corp.*                               Arapachoe Road near Tech Center office
        Englewood, CO 80111                                                              and commercial developments.

 19     Norwalk, CT                     Leased from Mary         145         07/30/88    Fronting U.S. Route y, 1/2 mile north of
        474 Main Avenue                 Fabrizio                                         Merritt Parkway, next to the Merritt Office
        Norwalk, CT 06851                                                                Park and near Perkin Elmer, Pitney
                                                                                         Bowes, Emery, and Richardson Vicks
                                                                                         Corporate Headquarters.

 20     Wallinford, CT                  Leased from Marriott     149         04/21/90    At the Route 68 and I-91 interchange.
        600 Northrop Road               International, Inc.                              The site is near the Bristol-Myers World
        Wallingford, CT 06492                                                            Research Headquarters, Mid-Way
                                                                                         Industrial Park and Barnes Industrial Park.


 21     Ft. Myers, FL                   Leased from Marriott     149         08/27/88    At the intersection of Colonial Boulevard
        4455 Metro Parkway              International, Inc.                              and Metro Parkway in Metro Park office
        Ft. Myers, FL  33901                                                             development, five miles from Ft. Myers
                                                                                         Regional Airport and close to General
                                                                                         Electric offices and Metro Mall.

 22     Ft. Lauderdale/Plantation, FL   Leased from Marriott     149         09/21/88    In Broward County eight miles west of
        7780 S.W. 6th Street            International, Inc.                              central Ft. Lauderdale at the intersection
        Plantation, FL  33324                                                            of Mall Avenue and University Drive. The
                                                                                         site is located in the heart of the retail
                                                                                         and office developments near Broward Mall
                                                                                         and American Express, Motorola, Southern
                                                                                         Bell, and Racal-Milgo facilities.


  *Essex House Condominium Corporation is a subsidiary of Marriott International, Inc.
                                      11





 23     St. Petersburg, FL             Leased from Marriott        149        10/14/89   On Ulmerton Road near Roosevelt
        3131 Executive Drive           International, Inc.                               Boulevard and two miles from St.
        Clearwater, FL  34622                                                            Petersburg Airport.  Near Honeywell, and
                                                                                         Paradyne offices, and Carillon and
                                                                                         Feather Sound office parks.

 24     Tampa/Westshore, FL            Leased from                 145        10/27/86   Three miles southeast of Tampa
        3805 West Cypress              Hotsinger, Inc. and                               International Airport at the intersection
        Tampa, FL 33607                Owned in fee                                      of I-275 and Dale Mabry in the greater
                                                                                         Tampa Westshore office and commercial
                                                                                         development area.

   25     West Palm Beach, FL            Leased from Marriott        149      01/14/89   At intersection of I-95 and 45th Street in
          600 Northpoint Parkway         International, Inc.                             the Northpoint Corporate Park.  Near Palm
          West Palm Beach, FL 33407                                                      Beach Lakes Boulevard, Barnett Bank
                                                                                         Operations Center, Palm Beach Mall, and
                                                                                         the Forum III office complex.

   26     Atlanta Airport South, GA      Owned in fee                144      06/15/86   One mile from Hartsfield International
          2050 Sullivan Road                                                             Airport, off I-85 and Riverdale Road.
          College Park, GA 30337


   27     Atlanta/Gwinnett Mall, GA      Leased from Marriott        146      03/19/87   In northeast Atlanta at the intersection
          3550 Venture Parkway           International, Inc.                             of I-85 and Pleasant Hill Road adjacent to
          Duluth, GA 30136                                                               Gwinnett Regional Mall.

   28     Atlanta/Perimeter Ctr., GA     Leased from Essex House     145      12/12/87   In north Atlanta, one mile north of I-285
          6250 Peachtree-Dunwoody Road   Condominium Corp. *                             and Peachtree-Dunwoody Road near
          Atlanta, GA 30328                                                              office, commercial and residential
                                                                                         developments.

   29     Atlanta/Roswell, GA            Leased from Roswell         154      06/11/88   Fifteen miles north of Atlanta at the
          1500 Market Boulevard          Landing Associates                              intersection of Highway 400 and Holcomb
          Roswell, GA 30076                                                              Bridge Road in the Holcomb Woods office
                                                                                         complex and across from Kimberly-
                                                                                         Clark's Southern Headquarters.

   30     Arlington Heights-South, IL    Owned in fee                147      12/20/85   In the western Chicago area just off I-90
          100 W. Algonquin Road                                                          at Arlington Heights Road 10 miles west
          Arlington Heights, Il 60005                                                    of Chicago O'Hare Airport in office,
                                                                                         commercial and residential developments.

   31     Chicago/Deerfield, IL          Owned in fee                131      01/02/86   In the north Chicago area, 15 miles north
          800 Lake Cook Road                                                             of Chicago O'Hare Airport on Lake Cook
          Deerfield, IL 60015                                                            Road, one mile from Northbrook Court
                                                                                         Mall and several office and residential
                                                                                         developments.


   32     Chicago/Glenview, IL           Leased from Marriott        149      07/08/89   In the northwest Chicago area at 1-294
          180l Milwaukee Avenue          International, Inc.                             and West Lake Avenue intersection, just
          Glenview, IL 60025                                                             off Milwaukee Avenue and West Lake
                                                                                         Avenue.  Close to Allstate Insurance, A.C.
                                                                                         Nielson, Zenith, Dart, and Culligan
                                                                                         Headquarters office.

   33     Chicago/Highland Park, IL      Leased from Marriott        149      06/10/88   In the north Chicago area at the
          1505 Lake Cook Road            International, Inc.                             intersection of Edens Expressway and
          Highland Park, IL 60035                                                        Lake Cook Road.  Crosswoods Mall and
                                                                                         Northbrook Court shopping center are
                                                                                         located within one mile.



* Essex House Condominium Corporation is a subsidiary of Marriott International, Inc.
                                        12





   34     Chicago/Lincolnshire, IL       Owned in fee               146     07/20/87    In the northwest Chicago area, 20 miles
          505 Milwaukee Avenue                                                          north of Chicago O'Hare Airport, across
          Lincolnshire, IL 60069                                                        from Lincolnshire Corporate Center on
                                                                                        Milwaukee Avenue.


   35     Chicago/Oakbrook Terrace, IL   Owned in fee               147     05/09/86    Eighteen miles west of downtown Chicago
          6 TransAm Plaza Drive                                                         in TransAm Plaza office development just
          Oakbrook Terrace, IL 60181                                                    off I-294 and Butterfield Road.  Near
                                                                                        office, commercial and residential
                                                                                        developments in Oakbrook and Oakbrook
                                                                                        Terrace.

   36     Chicago/Waukegan, IL           Leased from Marriott       149     05/28/88    Thirty miles north of Chicago at the
          800 Lakehurst Road             International, Inc.                            intersection of Route 43 and Route 120 by
          Waukegan, Il 60085                                                            the Lakehurst Mall.  The Hotel is close to
                                                                                        Abbott Labs, American Hospital Supply,
                                                                                        Johnson Outboard Marine, and Johns
                                                                                        Manville offices and Ft. Sheridan Great
                                                                                        Lakes Naval Training Center.

   37     Chicago/Wood Dale, IL          Leased from Marriott       149     07/02/88    In the west Chicago area at Thorndale
          900 N. Wood Dale Road          International Inc.                             Avenue and Mittel Road near Hamilton
          Wood Dale, IL 60191                                                           Lakes Office Park and Centex Industrial
                                                                                        Park.

   38     Rockford, IL                   Owned in fee               147     04/12/86    Ninety miles west of Chicago just off I-90
          7676 East State Road                                                          at State Street exit.  Near Sundstand
          Rockford, IL 61108                                                            Headquarters, and Chrysler and Barber
                                                                                        Coleman offices.

   39     Indianapolis/Castleton, IN     Leased from Essex House    146     06/06/87    In northeast Indianapolis just off I-465 at
          8670 Allisonville Road         Condominium Corp. *                            Allisonville Road, near Castleton Mall and
          Indianapolis, IN  46250                                                       Castle Creek office development.

   40     Kansas City/Overland Park, KS  Leased from Marriott       149     01/14/89    South of downtown Kansas City on 112th
          11301 Metcalf Avenue           International, Inc.                            Street and Metcalf Avenue just off I-435.
          Overland Park, KS  66212                                                      Site is adjacent to Kansas City Trade/Mart
                                                                                        Convention Center and several complexes.

   41     Lexington/North, KY            Leased from Essex House    146     06/04/88    At the intersection of Newtown Pike and
          775 Newtown Court              Condominium Corp.*                             New Circle Road in the northwest section
          Lexington, KY  40511                                                          of Lexington.  Close to I-75, IBM,
                                                                                        University of Kentucky and Kentucky
                                                                                        horse farms.


   42     Annapolis, MD                  Leased from Essex House    149     03/04/89    On southwest corner of Riva Road and
          2559 Riva Road                                                                Admiral Cochran Drive, just west of the
          Annapolis, MD 21401                                                           U.S. 50 interchange.  Site is 1/2 mile from
                                                                                        Riva Office Park, one mile from
                                                                                        Annapolis Mall and near the U.S. Naval
                                                                                        Academy and downtown Annapolis.

   43     Silver Spring, MD              Leased from Marriott       146     08/06/88    At the intersection of U.S. 29 and
          12521 Prosperity Drive         International, Inc.                            Randolph/Cherry Hill Road, approximately
          Silver Spring, MD 20904                                                       four miles north of I-495 and two miles
                                                                                        west of I-95.  The site is near the
                                                                                        Chesapeake and Potomac Telephone Company
                                                                                        complex, Montgomery Industrial Park,
                                                                                        Westfield Office Park and Seventh Day
                                                                                        Adventist Headquarters.



* Essex House Condominium Corporation is a subsidiary of Marriott International, Inc.
                                        13





   44     Boston/Andorver, MA             Leased from Marriott        146   12/03/88  Sixteen miles northwest of Boston at I-93
          10 Campanelli Drive             International, Inc.                         and River Road.  Site is part of Riverfront
          Andover, MA 01810                                                           Industrial Park and near offices of Digital,
                                                                                      Raytheon, Hewlett-Packard, and
                                                                                      Honeywell.

   45     Detroit Airport, MI             Leased from Marriott        146   12/12/87  On Merriman Road just off I-94 less than
          30653 Flynn Drive               International, Inc.                         one mile north of the entrance to Detroit
          Romulus, MA 48174                                                           Metropolitan Airport.

   46     Detroit/Livonia, MI             Leased from Marriott        148   03/12/88  In west Detroit at I-275 and Six Mile
          17200 N. Laurel Park Drive      International, Inc.                         Road.  The site is part of the Laurel Park
          Livonia, MI 48152                                                           office and retail development and near the
                                                                                      Plymouth Road industrial and office
                                                                                      developments.


   47     Minneapolis Airport, MN         Leased from Essex House     146   06/13/87  Two miles southeast of Minneapolis/St.
          1352 Northland Drive            Condominium Corp. *                         Paul Airport just off I-494 and Pilot Knob
          Mendota Heights, MN 55120                                                   Road in Mendota Heights near Northwest
                                                                                      Airlines headquarters and major office
                                                                                      developments.


   48     St. Louis/Creve Coeur, MO       Leased from Essex House     154   07/22/87  Eighteen miles east of downtown St. Louis
          828 N. New Ballas Road          Condominium Corp. *                         and nine miles southwest of Lambert-
          Creve Coeur, MO  63146                                                      St. Louis International Airport just off
                                                                                      I-270 at Olive Road.  Near Monsanto
                                                                                      Headquarters and Creve Coeur Executive
                                                                                      Park.

   49     St. Louis/Westport, MO          Leased from Marriott        149   08/20/88  In northwest St. Louis, just off I-270 at
          11888 Westline Industrial Drive International, Inc.                         the corner of Page Avenue and Westport
          St. Louis, MO  63146                                                        Plaza Drive.  The site is near Westport
                                                                                      Plaza and close to several commercial
                                                                                      and light industrial offices, including
                                                                                      offices for Monsanto, DuPont, General
                                                                                      Motors, and Wausau Insurance.


   50     Lincroft/Red Bank, NJ           Leased from Marriott        146   05/28/88  Fifty-five miles south of New York City at
          245 Half Mile Road              International, Inc.                         Exit 109 of the Garden State Parkway
          Red Bank, NJ  07701                                                         (The Newman Road interchange).  Near
                                                                                      Bell Laboratories and American Bell
                                                                                      offices and Fort Monmouth, the Garden
                                                                                      State Arts Center and Red Bank.

   51     Poughkeepsie, NY                Leased from Pizzgalli       149   06/04/88  Just west of Rt. 9, approximately three
          408 South Road                  Investment Company                          miles south of downtown Poughkeepsie.
          Poughkeepsie, NY                                                            It is one mile north of IBM's main office
                                                                                      and manufacturing center.

   52     Rye, NY                         Leased from Essex House     145   03/19/88  In Westchester County, New York at the
          631 Midland Avenue              Condominium Corp. *                         intersection of I-95 and I-287.  Near
          Rye, NY  10580                                                              corporate, commercial and residential
                                                                                      developments in Rye and White Plains.

   53     Charlotte/South Park, NC        Leased from Queens          149   03/25/89  Four miles south of downtown Charlotte
          6023 Park South Drive           Properties, Inc.                            and east of I-77 near intersection of
          Charlotte, NC  28210                                                        Fairview Road and Park Road.  The hotel
                                                                                      is located one mile from the headquarters
                                                                                      of Celanese Corporation and J.A. Jones
                                                                                      and near offices of IBM and Burroughs.




* Essex House Condominium Corporation is a subsidiary of Marriott International, Inc.
                                                                                                                 14





   54     Raleigh/Cary, NC             Leased from Marriott       149     06/25/88   Approximately 10 miles southwest of
          102 Edinburgh Drive South    International, Inc.                           Raleigh at the intersection of U.S. 64 and
          Cary, NC  27511                                                            Edinburgh Drive in the MacGregor office
                                                                                     and shopping park.  Near IBM, Hewlett-
                                                                                     Packard, Borg-Warner, and Union Carbide
                                                                                     office.

   55     Dayton Mall, OH              Leased from Marriott       146     09/19/87   Seven miles south of downtown Dayton,
          100 Prestige Place           International, Inc.                           just off I-75 at Route 725.  The site is 1/4
          Miamisburg, OH  45342                                                      mile from Dayton Mall and four miles
                                                                                     from NCR Headquarters in the premier
                                                                                     suburban office, commercial, retail and
                                                                                     residential area.

   56     Toledo, OH                   Leased from Marriott       149     04/30/88   At intersection of Airport Road and I-475,
          1435 East Mall Drive         International, Inc.                           two miles from Toledo Airport.  Close to
          Holland, OH  43528                                                         NCR, Dana Corporation and Commerce
                                                                                     Executive Park.

   57     Oklahoma City Airport, OK    Leased from Marriott       149     07/23/88   Just off I-40 at Meridian Interchange on
          4301 Highline Boulevard      International, Inc.                           Highland Blvd., four miles north of Will
          Oklahoma City, OK  73108                                                   Rogers World Airport and five miles from
                                                                                     downtown.

   58     Portland-Beaverton, OR       Leased from Marriott       149     02/11/89   On Hall Boulevard, 1/4 mile from
          8500 S.W. Nimbus Drive       International, Inc.                           Highway 217 in Koll Business Center, and
          Beaverton, OR  97005                                                       1/2 mile from Washington Square Mall in
                                                                                     southwest Portland.

   59     Philadelphia/Devon, PA       Leased from Three Devon    149     11/19/88   At Route 30 (Lancaster Avenue) and Old
          762 W. Lancaster Ave.        Square Associates                             Eagle School Road.  Near Wyeth
          Wayne, PA  19087                                                           International, Chilton, and Fidelity Mutual
                                                                                     Corporate Headquarters and Villanova
                                                                                     University and Immaculata College.

   60     Columbia, SC                 Leased from Marriott       149     01/28/89   On Zimalcrest Drive on southwest corner
          347 Zimalcrest Drive         International, Inc.                           of I-20 and I-126 in northwest Columbia.
          Columbia, SC  29210                                                        The site is within 10 minutes of the
                                                                                     Columbia Metropolitan Airport,
                                                                                     downtown, and the University of South
                                                                                     Carolina.

   61     Greenville, SC               Leased from Essex House    146     03/05/88   In suburban Greenville at intersection of I-
          70 Orchard Park Drive        Condominium Corp. *                           385 and Haywood Road, four miles from
          Greenville, SC  29615                                                      downtown Greenville, 1/2 mile from
                                                                                     Haywood Mall, and eight miles from
                                                                                     Greenville/Spartanburg Jetport.


   62     Memphis Airport, TN          Leased from Essex House    145     07/15/87   One mile from Memphis International
          1780 Nonconnah Boulevard     Condominium Corp. *                           Airport just off I-240 and Mill Branch
          Memphis, TN  38132                                                         Road.  Site is near Federal Express
                                                                                     headquarters and in Nonconnah Corporate
                                                                                     Center, which contains the office of
                                                                                     Nationwide Insurance.

   63     Nashville Airport, TN        Leased from Essex House    145     01/23/88   On the northeast corner of Elm Hill Pike
          2508 Elm Hill Pike           Condominium Corp. *                           and McGavock Street, two miles from
          Nashville, TN  37214                                                       Nashville Metro Airport, six miles south
                                                                                     of Opryland USA and eight miles from
                                                                                     downtown Nashville.
   64     Dallas/Northeast, TX         Leased from Marriott       149     01/16/88   Off central expressway (Route 75) and
          1000 South Sherman           International, Inc.                           Spring Valley Road in Spring Valley
          Richardson, TX  75081                                                      Business Park, near Texas Instruments and
                                                                                     EDS.


* Essex House Condominium Corporation is a subsidiary of Marriott International, Inc.
                                        15






   65     Dallas/Plano, TX              Owned in fee                149    05/07/88   In north Dallas at the intersection of
          4901 W. Plano Parkway                                                       Preston Road and Plano Parkway.  The
          Plano, TX  75093                                                            site is near EDS, Frito-Lay, and J.C.
                                                                                      Penney Headquarters.

   66     Dallas/Stemmons, TX           Leased from Essex House     146    09/12/87   At I-35 and Northwest Highway within
          2383 Stemmons Trail           Condominium Corp. *                           five miles of the high concentration of
          Dallas, TX  75220                                                           offices in the Dallas Market Center area.

   67     San Antonio/Downtown, TX      Leased from Essex House     149    02/30/90   On the southeast corner of Santa Rosa and
          600 Santa Rosa South          Condominium Corp. *                           Durango Boulevard 1/2 mile from I-35
          San Antonio, TX  78204                                                      and Durango interchange in downtown
                                                                                      San Antonio, 1/2 mile from Market Square
                                                                                      and one mile from Riverwalk and Hemisfair
                                                                                      Plaza.


   68     Charlottesville, VA           Leased from Marriott        150    01/21/89   On Highway 29 next to Fashion Square
          638 Hillsdale Drive           International, Inc.                           Mall, approximately five miles north of
          Charlottesville, VA  22901                                                  the University of Virginia.

   69     Manassas, VA                  Leased from Marriott        149    03/04/89   West of Washington, D.C. at I-66 and
          10701 Battleview Parkway      International, Inc.                           Route 234 (Sudley Road), near Atlantic
          Manassas, VA  22110                                                         Research, IBM, and Manassas Battlefield
                                                                                      Park.

   70     Seattle/Southcenter, WA       Leased from Marriott        149    03/11/89   Near Sea/Tac Airport at the intersection of
          400 Andover Park West         International, Inc.                           Stander Boulevard and Andover Park West
          Tukwila, WA  98188                                                          within 1/4 mile of Southcenter Mall and
                                                                                      Boeing Computer Services Headquarters.
                                                                                      Close to Tukwila's office and industrial
                                                                                      parks.



* Essex House Condominium Corporation is a subsidiary of
  Marriott International, Inc.

                                                                16

ITEM 3.          LEGAL PROCEEDINGS

Certain Limited Partners of the Partnership have filed a lawsuit in Texas state court against the General Partner, the Manager and certain of their respective affiliates, officers and directors. These partners have alleged that the General Partner and the Manager have improperly operated the business affairs of the Partnership and its hotels. The General Partner believes that all of these claims are without foundation and intends to vigorously defend against them.

The Partnership and the Hotels are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                                      PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first date of each accounting period and may be made only to accredited investors. All transfers are subject to approval by the General Partner. As of December 31, 1996, there were 1,633 holders (including holders of half-units) of record of the 1,470 Units.

In accordance with Sections 4.07 and 4.10 of the Partnership Agreement, cash available for distribution for any year will be distributed at least annually to the Partners of record at the end of each accounting period during such year as follows:

(i) first, through and including the end of the accounting period during which the Partners shall have received cumulative distributions of sales or refinancing proceeds ("Capital Receipts") equal to $77,368,421, 5% to the General Partner and 95% to the limited partners;

(ii) next, through and including the end of the accounting period during which the Partners shall have received cumulative distributions of Capital Receipts equal to $158,306,000, 10% to the General Partner and 90% to the limited partners; and

(iii)    thereafter, 25% to the General Partner and 75% to the limited partners.

Distributions to the General Partner under clauses (i), (ii) and (iii) above shall be subordinate to an annual, non-cumulative 10% preferred return to the limited partners on their invested capital, as defined.

Cash available for distribution means, with respect to any fiscal period, the cash revenues of the Partnership from all sources during the fiscal period, other than Capital Receipts, plus amounts received by the Partnership pursuant to the Price Adjustment amount, less (i) all cash expenditures of the Partnership during such fiscal period, including, without limitation, repayment of all Partnership indebtedness to the extent required to be paid, but not including expenditures of Capital Receipts, plus fees for management services and administrative expenses and (ii) such reserves as may be determined by the General Partner, in its sole discretion (other than funds received under the Price Adjustment amount) to be necessary to provide for the foreseeable needs of the Partnership.

As of December 31, 1996, the Partnership has distributed a total of $67,024,650 ($45,595 per limited partner unit) since inception. In 1996, $6,982,500 ($4,750 per limited partner unit) was distributed and an additional $4,042,500 ($2,750 per limited partner unit) will be distributed in April 1997 bringing the total distribution from 1996 operations to $11,025,000 ($7,500 per limited partner unit). In 1995, no distributions were made to the Partners in order to retain funds to pay the costs associated with refinancing the Partnership's debt. The Partnership distributed $8,820,000 ($6,000 per limited partner unit) for 1994. No distributions of Capital Receipts have been made since inception.


ITEM 6.          SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years in the period ended December 31, 1996 presented in accordance with generally accepted accounting principles.

                                                     1996         1995          1994         1993         1992
                                                  ----------   -----------  -----------   ----------   ----------
                                                               (in thousands, except per unit amounts)

Revenues..........................................$  136,077   $   124,769  $   114,145   $  102,916   $    93,434
                                                  ==========   ===========  ===========   ==========   ===========

Net income (loss).................................$   10,541   $    11,215  $    (3,564)  $   (6,019)  $   (16,307)
                                                  ==========   ===========  ===========   ==========   ===========

Net income (loss) per limited
  partner unit (1,470 Units)......................$    6,812   $     7,248  $    (2,303)  $   (3,890)  $   (10,538)
                                                  ==========   ===========  ===========   ==========   ===========

Total assets......................................$  547,099   $   567,530  $   549,895   $  564,225   $   581,975
                                                  ==========   ===========  ===========   ==========   ===========

Total liabilities.................................$  579,040   $   603,030  $   593,947   $  595,893   $   598,804
                                                  ==========   ===========  ===========   ==========   ===========

Cash distributions per limited
  partner unit (1,470 Units)......................$    7,500   $        --  $     6,000   $    6,000   $     6,000
                                                  ==========   ===========  ===========   ==========   ===========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis addresses results of operations for the fiscal years ended December 31, 1996, 1995 and 1994. Since 1990, Courtyard by Marriott II Limited Partnership ("the Partnership") has owned the 70 hotels (the "Hotels") which, as of December 31, 1996, contain a total of 10,335 guest rooms. During the period from 1994 through 1996, Partnership revenues grew from $112.4 million to $133.2 million, while the Partnership's total hotel sales grew from $232.1 million to $263.7 million. Growth in room sales, and thus hotel sales, is primarily a function of combined average occupancy and room rates. During the period from 1994 through 1996, the Hotels' combined average room rate increased by $9.53 from $66.95 to $76.48, while the combined average occupancy decreased slightly from 81% to 80%.

The Partnership's operating costs and expenses are, to a great extent, fixed. Therefore, the Partnership derives substantial operating leverage from increases in revenue. This operating leverage is offset in part by variable expenses, including (i) base and Courtyard management fees under the management agreement, which are 3 1/2% and 2 1/2% of gross hotel sales, respectively and (ii) variable ground lease payments.

RESULTS OF OPERATIONS

The following table shows selected combined operating and financial statistics for the Hotels (in thousands, except combined average occupancy, combined average daily room rate, REVPAR and number of rooms):

                                                                                    Year Ended December 31,
                                                                              1996          1995          1994
Combined average occupancy.................................................     80.4%          81.4%         81.1%
Combined average daily room rate...........................................$    76.48    $     71.49   $     66.95
REVPAR $...................................................................$    61.49    $     58.19   $     54.30
Number of rooms............................................................    10,355         10,335        10,335
Room sales.................................................................$  235,861    $   218,955   $   204,203
Food and beverage sales....................................................    18,227         17,628        18,483
Other hotel sales..........................................................     9,619          9,242         9,396
                                                                           ----------    -----------   -----------
   Total hotel sales.......................................................   263,707        245,825       232,082
Direct hotel operating costs and expenses..................................   130,525        124,088       119,690
                                                                           ----------    -----------   -----------
Hotel Revenues.............................................................$  133,182    $   121,737   $   112,392
                                                                           ==========    ===========   ===========


The following table shows selected components of the Partnership's operating income as a percentage of total hotel sales.

                                                                                    Year Ended December 31,
                                                                                 1996          1995          1994
Hotel sales:
   Room sales..............................................................      89.4%          89.1%         88.0%
   Food and beverage sales.................................................       6.9            7.2           8.0
   Other  .................................................................       3.7            3.7           4.0
                                                                                -----         ------        ------
      Total hotel sales....................................................     100.0          100.0         100.0
Direct operating costs and expenses........................................      49.5           50.5          51.6
                                                                                -----         ------        ------
Hotel Revenues.............................................................      50.5           49.5          48.4
Indirect hotel operating costs and expenses:
   Depreciation and amortization...........................................      10.2           11.3          12.1
   Base and Courtyard management fees......................................       6.0            6.0           6.0
   Ground rent.............................................................       4.5            4.7           4.6
   Property taxes..........................................................       3.6            3.8           4.1
   Incentive management fees...............................................       4.6            4.3           4.1
   Insurance and other.....................................................       2.1            1.3           2.7
                                                                           ----------    -----------   -----------
   Total indirect hotel operating costs and expenses.......................      31.0           31.4          33.6
                                                                           ----------    -----------   -----------
      Operating income.....................................................      19.5%          18.1%         14.8%
                                                                           ==========    ===========   ===========

1996 Compared to 1995:

Hotel Revenues. Hotel revenues (hotel sales less direct hotel operating costs and expenses) increased by $11.4 million in 1996, to $133.2 million, a 9.4% increase when compared to 1995. This increase in revenues was achieved primarily through an increase in hotel sales offset by an increase in hotel operating costs and expenses, as discussed below.

Hotel sales. Total 1996 hotel sales of $263.7 million represented a $17.9 million, or 7.3%, increase over 1995 results. This increase was achieved primarily through increases in the combined average room rate from $71.49 in 1995 to $76.48 in 1996. As a result, 1996 room sales increased by $16.9 million, or 7.7%, to $235.9 million from $219.0 million in 1995 despite a one percent decrease in occupancy to 80.4% during 1996. Forty of the Partnership's 70 Hotels posted occupancy rates exceeding 80% for 1996.

Direct hotel operating costs and expenses. Direct hotel operating costs and expenses in 1996 increased $6.4 million, or 5.2%. The increase in direct hotel operating costs and expenses is primarily due to an increase in certain variable costs related to the increase in room sales. However, as a percentage of total hotel sales, these costs and expenses decreased to 49.5% in 1996 as compared to 50.5% in 1995.

Indirect hotel operating costs and expenses. Indirect hotel operating costs and expenses increased by $3.9 million, or 5.3%, from $72.4 million in 1995 to $76.3 million in 1996. As a percentage of total hotel sales these costs and expenses decreased to 28.9% of total hotel sales in 1996 from 29.5% in 1995. The components of this category are discussed below:

Depreciation. Depreciation decreased slightly in 1996 as compared to 1995 due to a portion of the Hotels' furniture and equipment becoming fully depreciated in 1995.

Base and Courtyard management fees. The increase in base and Courtyard management fees of 7.4%, from $14.7 million in 1995 to $15.8 million in 1996 is due to the improved combined hotel sales for the 70 Hotels for 1996 when compared to 1995.

Ground rent. The 1996 ground rent expense of $11.9 million represents a 3.0% increase over 1995 levels as improved hotel operations resulted in Hotels paying more ground rent as a percent of sales rather than the minimum rent. As a percentage of total hotel sales, ground rent expense was 4.5% and 4.7% in 1996 and 1995, respectively.

Incentive management fees. In 1996, $12.0 million of incentive management fees were earned as compared to $10.5 million earned in 1995. The increase in incentive management fees earned was the result of improved combined hotel operating results.

Insurance and other. The 1996 insurance and other expenses increased by $1.2 million to $2.8 million when compared to 1995. The increase is primarily due to an increase in equipment rent, insurance expenses and prior year adjustments.

Operating income. Operating income (hotel revenues less all costs and expenses other than interest expense) increased by $7.6 million to $56.9 million in 1996, from $49.3 million in 1995, primarily due to higher revenues.

Interest expense. Interest expense increased 21.7% to $46.4 million in 1996 from $38.1 million in 1995. This increase in interest expense was due to the refinancing of the Partnership's debt at fixed rates which are higher than the prior year's variable interest rates. The weighted average interest rate in 1996 was 8.4% as compared to 7% in 1995.

Net income/(loss). In 1996, the Partnership had net income of $10.5 million, a decrease of $.7 million from 1995's net income of $11.2 million. This decrease was primarily due to higher interest expense.

1995 Compared to 1994:

Hotel Revenues. Hotel revenues (hotel sales less direct hotel operating costs and expenses) increased by $9.3 million in 1995, to $121.7 million, a 8.3% increase when compared to 1994. This increase in revenues was achieved primarily through an increase in hotel sales offset by an increase in operating costs and expenses, as discussed below.

Hotel sales. Total 1995 hotel sales of $245.8 million represented a $13.7 million, or 5.9%, increase over 1994 results. This increase was achieved primarily through increases in the combined average room rate from $66.95 in 1994 to $71.49 in 1995. As a result, 1995 room sales increased by $14.8 million, or 7.2%, to $219.0 million from $204.2 million in 1994 despite stable occupancy of approximately 81% during these periods. Forty-five of the Partnership's 70 Hotels posted occupancy rates exceeding 80% for 1995. Food and beverage sales decreased by 4.6% from $18.5 million in 1994 to $17.6 million in 1995 as a result of the Manager's continued efforts to match restaurant service to
customer   demands  by  eliminating   under-utilized   services  at  low  volume
restaurants.

Direct hotel operating costs and expenses. Direct hotel operating costs and expenses in 1995 increased $4.4 million, or 3.7%. The increase in direct hotel operating costs and expenses is primarily due to an increase in certain variable costs related to the increase in room sales. However, as a percentage of total hotel sales, these costs and expenses decreased to 50.5% in 1995 as compared to 51.6% in 1994.

Indirect hotel operating costs and expenses. Indirect hotel operating costs and expenses decreased by $.4 million, or .5%, from $72.8 million in 1994 to $72.4 million in 1995. As a percentage of total hotel sales these costs and expenses decreased to 29.5% of total hotel sales in 1995 from 31.4% in 1994. The components of this category are discussed below:

Depreciation. Depreciation decreased slightly in 1995 as compared to 1994 due to a portion of the Hotels' furniture and equipment becoming fully depreciated in 1994.

Base and Courtyard management fees. The increase in base and Courtyard management fees of 5.9%, from $13.9 million in 1994 to $14.7 million in 1995 is due to the improved combined hotel sales for the 70 Hotels for 1995 when compared to 1994.

Ground rent. The 1995 ground rent expense of $11.5 million represents a 7.1% increase over 1994 levels as improved hotel operations resulted in Hotels paying more ground rent as a percent of sales rather than the minimum rent. As a percentage of total hotel sales, ground rent expense remained the same at 4.7% in 1994 and 1995.

Incentive management fees. In 1995, $10.5 million of incentive management fees were earned as compared to $9.4 million earned in 1994. The increase in incentive management fees earned was the result of improved combined hotel operating results.

Insurance and other. The 1995 insurance and other expenses decreased $1.4 million to $1.6 million when compared to 1994 due to a $1.2 million loss on fixed asset dispositions in 1994.

Operating income. Operating income (hotel expenses less all costs and expenses other than interest expense) increased by $9.7 million to $49.3 million in 1995, from $39.6 million in 1994, primarily due to higher hotel sales.

Interest expense. Interest expense decreased 11.6% to $38.1 million in 1995 from $43.1 million in 1994. This decrease in interest expense was due to the expiration of the interest rate swaps on Mortgage Debt A and Mortgage Debt B on August 4, 1994 and October 18, 1994, respectively. Incremental interest expense, as a result of the interest rate swaps, was $15.0 million for 1994.

Net income/(loss). In 1995, the Partnership had net income of $11.2 million, an increase of $14.8 million, over 1994's net loss of $3.6 million. This increase was primarily due to higher revenues and lower interest expense due to the expiration of the Partnership's interest rate swap agreements.

CAPITAL RESOURCES AND LIQUIDITY

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund, and to make distributions to the limited partners. Cash provided from operations was $35.6 million, $36.0 million and $25.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. During 1996, the Partnership repaid $11.3 million of principal on the Certificates, as defined below, and paid $42.5 million of interest on the Partnership's debt. The Partnership paid $42.1 million and $47.4 million in interest in 1995 and 1994, respectively. No principal payments were made on the Partnership's Mortgage Debt in 1995 or 1994. Contributions to the property improvement fund were $13.2 million, $12.3 million and $11.8 million for the years ended December 31, 1996, 1995, and 1994, respectively. Distributions to limited partners were $7.0 million in 1996, $2.7 million during 1995 from 1994 operations and $8.8 million in 1994.

Refinancing

Partnership Structure

On January 24, 1996, the Partnership completed a refinancing of the Partnership's existing debt through the private placements of $127.4 million of senior secured notes (the "Senior Notes") and $410.2 million of multi-class commercial mortgage pass-through certificates (the "Certificates").

In connection with the refinancing, the limited partners approved certain amendments to the partnership agreement and the management agreement. The partnership agreement amendment, among other things, allowed the formation of certain subsidiaries of the Partnership, including Courtyard II Finance Company ("Finance"), a wholly-owned subsidiary of the Partnership, who along with the Partnership is the co-issuer of the Senior Notes.

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

Associates holds a 99% membership interest in CBM Associates II LLC ("Associates II") and Managing General Partner holds the remaining 1% membership interest. On January 24, 1996, the Partnership contributed the Hotel located in Deerfield, IL (the "Deerfield Hotel") and its related assets to Associates and the Managing General Partner who simultaneously contributed the Hotel and its related assets to Associates II.

Each of the Managing General Partner, Associates and Associates II were formed as a single purpose bankruptcy-remote entity to facilitate the refinancing.

CBM  Funding   Corporation  ("CBM  Funding"),   a  wholly-owned   subsidiary  of
Associates, was also formed to make a mortgage loan (the "Mortgage Loan") to Associates from the proceeds of the sale of the Certificates.

Debt Refinancing - Overview

On January 24, 1996, net proceeds from the placement of the Senior Notes and the Certificates and existing Partnership cash were used as follows: (i) to repay the Partnership's existing Mortgage Debt A of $275 million and Mortgage Debt B of $230.5 million, (ii) to repay the industrial revenue bond financing on certain Hotels (the "IRB Debt") of $25.6 million, (iii) to repay advances from Host Marriott related to certain Hotels of $6.5 million and (iv) to pay certain costs of structuring and issuing the Senior Notes and the Certificates.

Prior to the completion of the refinancing on January 24, 1996, Host Marriott or its wholly-owned subsidiary, CBM Two Corporation, (the "General Partner") provided additional credit support to the Partnership through the following: (i) debt service guarantees on Mortgage Debt A and B, (ii) foreclosure guarantees on the Mortgage Debt A and B, (iii) obligations to advance funds related to the IRB Debt and (iv) a facility for the Partnership to borrow funds to pay ground rent (the "Ground Rent Facility"). Upon repayment of Mortgage Debt A, Mortgage Debt B, and the IRB Debt, Host Marriott was released from these obligations.

Debt Refinancing - Senior Notes

The Senior Notes of $127.4 million were issued by the Partnership and Finance. The Senior Notes bear interest at 10 3/4%, require semi-annual payments of interest and require no payments of principal until maturity on February 1, 2008. The Senior Notes are secured by a first priority pledge by the Partnership of (i) its 99% partnership interest (consisting of a 98% limited partner interest and a 1% general partner interest) in Associates and (ii) its 100% equity interest in the Managing General Partner. Finance has nominal assets, does not conduct any operations and does not provide any additional security for the Senior Notes.

The terms of the Senior Notes include requirements of the Partnership to establish and fund a debt service reserve account in an amount equal to one six-month interest payment on the Senior Notes ($6,848,000) and to maintain certain levels of excess cash flow, as defined. In the event the Partnership fails to maintain the required level of excess cash flow, the Partnership will be required to (i) suspend distributions to its partners and other restricted payments, as defined, (ii) to fund a separate supplemental debt service reserve account (the "Supplemental Debt Service Reserve") in an amount up to two six-month interest payments on the Senior Notes and (iii) if such failure were to continue, to offer to purchase a portion of the Senior Notes at par.

The Senior Notes are not redeemable prior to February 1, 2001. Thereafter, the Senior Notes may be redeemed, at the option of the Partnership, at a premium declining to par in 2004. The Senior Notes are non-recourse to the Partnership and its partners.

On June 4, 1996, the Partnership and Finance completed an exchange offer of its unregistered 10 3/4% Series B Senior Secured Notes with an aggregate principal amount of $127.4 million ("Old Notes") due 2008 for an equal amount of registered notes ("New Notes"). The form and terms of the New Notes are substantially identical to the form and terms of the Old Notes, except that the New Notes have been registered under the Securities Act of 1933, as amended and will not have any restrictions for transfer.

Debt Refinancing - Certificates

The Certificates in an initial principal payment of $410.2 million were issued by CBM Funding. Proceeds from the sale of the Certificates were utilized by CBM Funding to provide a Mortgage Loan to Associates. The Certificates/Mortgage Loan require monthly payments of principal and interest based on a 17-year amortization schedule. The Mortgage Loan matures on January 28, 2008. However, the maturity date of the Certificates/Mortgage Loan may be extended until January 28, 2013 with the consent of 66 2/3% of the holders of the outstanding Certificates affected thereby. The Certificates were issued in the following classes and pass-through rates of interest.

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

The Class A-3IO Certificates receive payments of interest only based on a notional balance equal to the Class A-3P & I Certificate balance.

The balance of the Certificates was $398.9 million at December 31, 1996. Principal amortization of $11.3 million of the Class A-1 Certificates was made during 1996.

The Certificates/Mortgage Loan maturities are as follows (in thousands):

               1997                        $     13,298
               1998                              14,331
               1999                              15,443
               2000                              16,642
               2001                              17,934
               Thereafter                       321,205
                                           ------------
                                           $    398,853
                                           ============
The Mortgage Loan is secured primarily by 69 cross-defaulted and cross-collateralized mortgages representing first priority mortgage liens on (i) the fee or leasehold interest in the 69 Hotels, related furniture, fixtures and equipment and the property improvement fund, (ii) the fee interest in the land leased from MII or their affiliates on which 53 Hotels are located, (iii) a pledge of Associates membership interest in and the related right to receive distributions from Associates II which owns the Deerfield Hotel and (iv) an assignment of the Management Agreement, as defined below. The Mortgage Loan is non-recourse to Associates, the Partnership and its partners.

Operating profit from the Hotels in excess of debt service on the Mortgage Loan is available to be distributed to the Partnership. Amounts distributed to the Partnership are used for the following, in order of priority: (i) for debt service on the Senior Notes, (ii) to fund the Supplemental Debt Service Reserve, if necessary, (iii) to offer to purchase a portion of the Senior Notes at par, if necessary, (iv) for working capital, see Item 13 "Certain Relationship and Related Transaction," and (v) for distributions to the partners of the Partnership.

Prepayments of the Mortgage Loan are permitted with the payment of a premium (the "Prepayment Premium"). The Prepayment Premium is equal to the greater of
(i) one percent of the Mortgage Loan being prepaid or (ii) a yield maintenance amount based on a spread of .25% or .55% over the U.S. treasury rate, as defined.

On June 30, 1996, CBM Funding completed an exchange offer of its Multiclass Mortgage Pass-Through Certificates, Series 1996-1A with a principal balance of $406.2 million at that time, ("Old Certificates") for an equal amount of Multiclass Mortgage Pass-Through Certificates, Series 1996-1B ("New Certificates"). The form and terms of the New Certificates are substantially identical to the form and terms of the Old Certificates, except that the New Certificates are registered under the Securities Act of 1933, as amended and their transfers are not restricted.

Deferred Management Fees and Ground Lease Payments

To facilitate the refinancing, effective December 30, 1995, the original management agreement was restated into two separate management agreements. Associates entered into a management agreement with the Manager for the 69 Hotels which Associates directly owns and Associates II entered into a management agreement for the Deerfield Hotel which Associates II owns, collectively, (the "Management Agreement").

Under the Management Agreement that became effective on December 30, 1995, the Manager agreed to subordinate a portion of the Courtyard management fees and all incentive management fees, and under an amendment to the ground leases with Marriott International, Inc. and its affiliates (the "Marriott Ground Lessors") that became effective on January 24, 1996, the Marriott Ground Lessors agreed to subordinate their ground rent payments, to the payment of interest, principal and premiums on the Mortgage Loan and the Senior Notes and debt incurred to refinance the Mortgage Loan or the Senior Notes that meets specified criteria. In addition, the Manager agreed to subordinate existing deferred base, Courtyard and incentive management fees to the payment of debt service.

Deferred base, Courtyard and incentive management fees do not accrue interest and will be repaid from a portion of operating cash flow but only after payment of (i) debt service, (ii) a priority return to the Partnership and (iii) certain other priorities as defined in the Management Agreement. Deferred ground rent owed to the Marriott Ground Lessors does not accrue interest and will be repaid from a portion of operating cash flow, but only after payment of debt service. Payment of such deferred fees and deferred ground rent are restricted payments under the covenants of the Senior Notes.

Historically, under the management agreement, the Manager subordinated receipt of the Courtyard management fee to the payment of debt service (through the debt refinancing date of January 24, 1996) and a 6% return to the limited partners (through 1993). As of December 31,

1996, cumulative deferred base and Courtyard management fees totaled $30.2 million.

Prior to 1994 no incentive management fees were earned by the Manager. For the year ended December 31, 1995, $10.5 million in incentive management fees were earned and paid to the Manager. For the year ended December 31, 1996, $12.0 million in incentive management fees were earned and $11.4 million were paid. Therefore, $.6 million was deferred in 1996. In the future, additional incentive management fees may be earned, but payment will be limited by the terms of the Management Agreement to 80% of the amount by which operating profit less debt service exceeds the priority return to the Partnership.

The priority return to the Partnership, as defined, was reduced from 10% of invested capital to 7% in 1996, 8% in 1997, 9% in 1998 and then returning to 10% for 1999 and thereafter. Operating profit from the Hotels (which reflects the deduction of the base and Courtyard management fees and MII ground rent) will be used to pay the following, in order of priority: (i) debt service on the Senior Notes and Mortgage Loan, (ii) to repay working capital loans to the Manager,
(iii) to repay deferred ground rent to MII and their affiliates, (iv) to repay ground lease advances to MII and their affiliates, (v) the priority return to the Partnership which is 7% of invested capital for 1996, (vi) eighty percent of the remaining operating profit is applied to the payment of current incentive management fees, (vii) to repay advances to the Partnership, (viii) to repay foreclosure avoidance advances to the Manager and (ix) fifty percent of the remaining operating profit to repay deferred management fees to the Manager and fifty percent of remaining operating profit is paid to the Partnership. In 1996, the Partnership had $2.5 million of remaining operating profit after the payment of i) through viii) above. Fifty percent of this remaining operating profit was used to repay a portion of 1996 deferred incentive management fees to the Manager and the remainder was paid to the Partnership.

Property Improvement Fund

The Management Agreement requires annual contributions to a property improvement fund to ensure that the physical condition and product quality of the Hotels are maintained. Contributions to this fund are based on a percentage of annual total hotel sales, currently equal to 5%. The Partnership believes that the 5% contribution requirement is consistent with industry standards and provides a sufficient reserve for the future capital repair and replacement needs of the Hotels. In accordance with the Management Agreement, the annual required contribution percentage may increase to up to 6% after December 31, 2000. The balance in the fund totaled $36.6 million as of December 31, 1996. During the period from 1992 through 1995, room renovation projects were completed at all of the Hotels at an aggregate cost of approximately $30.7 million. Total capital expenditures for 1996, 1995 and 1994 were $11.2 million, $8.8 million and $13.4 million, respectively. All such capital expenditures were funded from the property improvement fund.

General

As previously discussed, the Partnership's debt was refinanced on January 24, 1996. The General Partner believes that cash from hotel operations combined with the ability to defer certain management fees to the Manager and ground rent payments to MII and affiliates will provide adequate funds in the short term and long term for the operational and capital needs of the Partnership.

Competition

The moderately priced lodging segment continues to be highly competitive. An increase in supply growth began in 1996 with the introduction of a number of new national brands. For 1997, the outlook continues to be positive. Courtyards continue to command a premium share of the market in which they are located in spite of the growth of new chains. It is expected that Courtyard will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new mid-priced brands including Wingate Hotels, Hilton Garden Inns, Four Points by Sheraton, Mainstay, Candlewood, Club Hotels and Clarion.

Inflation

The rate of inflation has been relatively low in the past four years. The Manager is generally able to pass through increased costs to customers through higher room rates and prices. In 1996, average rates of Courtyard hotels exceeded inflationary costs, but lagged the increases of direct competitors who have been able to realize higher rates due to climbing occupancies. In January 24, 1996, the Partnership refinanced its mortgage debt and fixed its interest costs thereby eliminating the Partnership's exposure to the impact of inflation on future interest costs.

Seasonality

Demand, and thus room occupancy, is affected by normally recurring seasonal patterns. For most of the Hotels, demand is higher in the spring and summer months (March through October) than during the remainder of the year.

Forward-Looking Statements

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.



ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Index                                                                                                 Page

      Courtyard by Marriott II Limited Partnership Consolidated Financial Statements:

           Report of Independent Public Accountants.......................................................30

           Consolidated Statement of Operations...........................................................31

           Consolidated Balance Sheet.....................................................................32

           Consolidated Statement of Changes in Partners' Capital (Deficit)...............................33

           Consolidated Statement of Cash Flows...........................................................34

           Notes to Consolidated Financial Statements.....................................................36

      Courtyard II Associates, L.P. and Subsidiary Consolidated Financial Statements:

           Report of Independent Public Accountants.......................................................50

           Consolidated Statement of Operations...........................................................51

           Consolidated Balance Sheet.....................................................................52

           Consolidated Statement of Changes in Partners' Capital.........................................53

           Consolidated Statement of Cash Flows...........................................................54

           Notes to Consolidated Financial Statements.....................................................56


----------------------------------------------------------------------------


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheet of Courtyard by Marriott II Limited Partnership (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Courtyard by Marriott II Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index at Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                         ARTHUR ANDERSEN LLP


Washington, D.C.
March 13, 1997

------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF OPERATIONS


Courtyard by Marriott II Limited Partnership
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands, except per Unit amounts)


                                                                                  1996            1995             1994
                                                                              ------------    -------------   ---------
REVENUES
  Hotel revenues (Note 3).....................................................$    133,182    $     121,737   $     112,392
  Interest income and other...................................................       2,895            3,032           1,753
                                                                              ------------    -------------   -------------
     .........................................................................     136,077          124,769         114,145
                                                                              ------------    -------------   -------------

OPERATING COSTS AND EXPENSES
  Interest ...................................................................      46,366           38,113          43,115
  Depreciation ...............................................................      27,062           27,720          27,980
  Base and Courtyard management fees .........................................      15,822           14,749          13,925
  Incentive management fee....................................................      12,040           10,480           9,403
  Ground rent.................................................................      11,899           11,550          10,787
  Property taxes..............................................................       9,537            9,324           9,453
  Insurance and other.........................................................       2,810            1,618           3,046
                                                                              ------------    -------------   -------------
     .........................................................................     125,536          113,554         117,709
--                                                                            ------------    -------------   -------------

NET INCOME (LOSS).............................................................$     10,541    $      11,215   $      (3,564)
                                                                              ============    =============   =============

ALLOCATION OF NET INCOME (LOSS)
  General Partner.............................................................$        527    $         560   $        (178)
  Limited Partners............................................................      10,014           10,655          (3,386)
                                                                              ------------    -------------   -------------
     .........................................................................$     10,541    $      11,215   $      (3,564)
                                                                              ============    =============   =============

NET INCOME (LOSS) PER LIMITED PARTNER UNIT
  (1,470 units)...............................................................$      6,812    $       7,248   $      (2,303)
                                                                              ============    =============   =============



















The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET

Courtyard by Marriott II Limited Partnership
December 31, 1996 and 1995
(in thousands)


                                                                                                  1996             1995
                                                                                              -------------   -------------
ASSETS
  Property and equipment, net.................................................................$     458,687   $     474,480
  Deferred financing costs, net of accumulated amortization...................................       17,442          18,482
  Due from Courtyard Management Corporation...................................................       13,315           7,078
  Prepaid expenses............................................................................           28              --
  Property improvement fund...................................................................       36,582          33,098
  Restricted cash.............................................................................        6,848           6,684
  Cash and cash equivalents...................................................................       14,197          27,708
                                                                                              -------------   -------------
                                                                                               $    547,099   $     567,530
                                                                                              =============   =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
  Debt  .....................................................................................$      526,253     $   531,100
  Management fees due to Courtyard Management Corporation.....................................       36,442          35,809
  Due to Marriott International, Inc. and affiliates..........................................        9,169           9,402
  Accounts payable and accrued liabilities....................................................        7,176          19,250
  Due to Host Marriott Corporation............................................................           --           7,469
                                                                                              -------------   -------------

        Total Liabilities.....................................................................      579,040         603,030
                                                                                              -------------   -------------

PARTNERS' CAPITAL (DEFICIT)
  General Partner
     Capital contribution.....................................................................       11,306          11,306
     Cumulative net losses....................................................................       (5,241)         (5,768)
     Capital distributions....................................................................         (278)           (278)
                                                                                              -------------   -------------
                                                                                                      5,787           5,260
                                                                                              -------------   -------------

  Limited Partners
     Capital contributions, net of offering costs of $17,189..................................      129,064         129,064
     Cumulative net losses....................................................................      (99,582)       (109,596)
     Capital distributions....................................................................      (67,025)        (60,043)
     Investor notes receivable................................................................         (185)           (185)
                                                                                              --------------   -------------
                                                                                                    (37,728)        (40,760)
                                                                                              --------------   -------------
        Total Partners' Deficit...............................................................      (31,941)        (35,500)
                                                                                              -------------   -------------

                                                                                               $     547,099   $     567,530
                                                                                               =============   =============






The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN
PARTNERS' CAPITAL (DEFICIT)


Courtyard by Marriott II Limited Partnership
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands)


                                                                               General          Limited
                                                                               Partner         Partners            Total
Balance, December 31, 1993..................................................$      4,878    $       (36,546)   $    (31,668)

  Capital distributions.....................................................          --             (8,820)         (8,820)
  Net loss..................................................................        (178)            (3,386)         (3,564)
                                                                            ------------    ---------------    ------------

Balance, December 31, 1994..................................................       4,700            (48,752)        (44,052)

  Payments received on investor notes receivable............................          --                 51              51
  Capital distributions.....................................................          --             (2,714)         (2,714)
  Net income................................................................         560             10,655          11,215
                                                                            ------------    ---------------    ------------

Balance, December 31, 1995..................................................       5,260            (40,760)        (35,500)

  Capital distributions.....................................................          --             (6,982)         (6,982)
  Net income................................................................         527             10,014          10,541
                                                                            ------------    ---------------    ------------

Balance, December 31, 1996..................................................$      5,787    $       (37,728)   $    (31,941)
                                                                            ============    ===============    ============

































The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

-----------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS

Courtyard by Marriott II Limited Partnership
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands)


                                                                                       1996          1995          1994
                                                                                   -----------    ----------    -----------
OPERATING ACTIVITIES
  Net income/(loss)................................................................$    10,541    $   11,215    $    (3,564)
  Noncash items:
     Depreciation..................................................................     27,062        27,720         27,980
     Amortization of deferred financing costs as interest..........................      1,679           625            595
     Deferred management fees......................................................        633            --          5,564
     (Gain) loss on sale of equipment..............................................         --           (12)         1,185
     Deferred interest on IRB advances from
        Host Marriott Corporation..................................................         --           638            341
  Changes in operating accounts:
     Due from Courtyard Management Corporation.....................................     (3,737)        1,311         (2,260)
     Accounts payable and accrued liabilities......................................      2,924        (5,114)        (3,876)
     Due to Host Marriott Corporation..............................................     (1,015)         (427)            --
     Prepaid expenses .............................................................        (28)          180           (181)
     Management fees due to Courtyard Management Corporation.......................         --          (162)            --
     Due to Marriott International, Inc. ..........................................         --            --            (64)
                                                                                   -----------    ----------    -----------

        Cash provided by operations................................................     38,059        35,974         25,720
                                                                                   -----------    ----------    -----------

INVESTING ACTIVITIES
  Additions to property and equipment, net.........................................    (11,269)       (8,786)       (13,361)
  Change in property improvement fund..............................................     (3,484)       (5,427)         1,229
  Working capital provided to Courtyard Management Corporation.....................     (2,500)           --             --
                                                                                   -----------    ----------    -----------

        Cash used in investing activities..........................................    (17,253)      (14,213)       (12,132)
                                                                                   -----------    ----------    -----------

FINANCING ACTIVITIES
  Proceeds from issuance of debt...................................................    537,600            --             --
  Repayments of debt...............................................................   (531,100)           --             --
  Payment of financing costs.......................................................    (15,835)       (2,990)           (20)
  Repayment of principal...........................................................    (11,347)           --             --
  Capital distributions............................................................     (6,982)       (2,714)        (8,820)
  Deposit into the debt service reserve ...........................................     (6,848)           --             --
  Use of (Deposit in) refinancing reserve accounts.................................      6,684        (2,560)        (4,124)
  Repayment of advances from Host Marriott Corporation.............................     (6,489)           --         (3,911)
  Collections of investor notes receivable.........................................         --            51             --
                                                                                   -----------    ----------    -----------

        Cash used in financing activities..........................................    (34,317)       (8,213)       (16,875)
                                                                                   -----------    ----------    -----------













The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                                                            34

-------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS
(CONTINUED)


Courtyard by Marriott II Limited Partnership
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands)


                                                                                       1996          1995          1994
                                                                                   -----------    ----------    -----------
(DECREASE)/INCREASE IN CASH
  AND CASH EQUIVALENTS.............................................................$   (13,511)   $   13,548    $    (3,287)

CASH AND CASH EQUIVALENTS at beginning of year.....................................     27,708        14,160         17,447
                                                                                   -----------    ----------    -----------

CASH AND CASH EQUIVALENTS at end of year...........................................$    14,197    $   27,708    $    14,160
                                                                                   ===========    ==========    ===========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
     Cash paid for mortgage and other interest.....................................$    42,532    $   42,092    $    47,382
                                                                                   ===========    ==========    ===========









































The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Courtyard by Marriott II Limited Partnership
December 31, 1996 and 1995


NOTE 1.       THE PARTNERSHIP

Description of the Partnership

Courtyard by Marriott II Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed August 31, 1987 to acquire and own 70 Courtyard by Marriott hotels (the "Hotels") and the land on which certain of the Hotels are located. The Partnership's 70 hotel properties are located in 29 states in the United States: nine in Illinois; eight in California; five in Florida; four in Georgia; four in Texas and three or less in each of the other 24 states. On December 29, 1995, Host Marriott Corporation's operations were divided into two separate companies: Host Marriott Corporation ("Host Marriott") and Host Marriott Services Corporation. The Hotels are managed as part of the Courtyard by Marriott hotel system by Courtyard Management Corporation (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII"). The sole general partner of the Partnership, with a 5% interest, is CBM Two Corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott.

On January 18, 1988 (the "Final Closing Date"), 1,470 limited partnership interests (the "Units"), representing a 95% interest in the Partnership, had been sold in a private placement offering. The offering price per Unit was $100,000, $21,200 payable at subscription with the balance due in four annual installments through February 28, 1991, or, as an alternative, $94,357 in cash at closing as full payment of the subscription price. The limited partners paid $39,938,000 as of the Final Closing Date, representing 1,350 Units purchased on the installment basis and 120 Units paid in full. The limited partners' obligations to make the installment payments were evidenced by promissory notes (the "Investor Notes") payable to the Partnership and secured by the Units. On October 30, 1987 (the "Initial Closing Date"), the General Partner made a capital contribution of equipment valued at $11,306,000 for its 5% general partner interest.

On the Initial Closing Date, the Partnership began operations and executed a purchase agreement (the "Purchase Agreement") with Host Marriott to acquire the Hotels and the land on which certain of the Hotels are located for a total price of $643.1 million. Of the total purchase price, $507.9 million was paid in cash from the proceeds of the mortgage financing and sale of the Units, $40.2 million from assumption of industrial development revenue bond financing (the "IRB Debt") from Host Marriott and $95 million from a note (the "Deferred Purchase Note") payable to Host Marriott. Twenty of the Hotels were conveyed to the Partnership in 1987, thirty-four Hotels in 1988, twelve Hotels in 1989 and the final four Hotels during the first half of 1990.

Under the Purchase Agreement, Host Marriott agreed to reduce the purchase price of the Hotels by up to $9.3 million if the Hotels did not provide cash flow in excess of debt service, as defined, equivalent to $9.3 million in 1989, (the "Price Adjustment"). The required Price Adjustment for 1989 was $8,843,000. The Price Adjustment was allocated as a reduction to the Partnership's property and equipment in the accompanying consolidated financial statements.

In accordance with the partnership agreement, in 1990 and 1991 the General Partner purchased 20.5 Units from defaulting investors. Additionally, on July 15, 1995, a limited partner assigned one Unit to the General Partner. Therefore, as of December 31, 1996, the General Partner owns a total of 21.5 Units representing a 1.39% limited partnership interest in the Partnership.

-----------------------------------------------------------------------------
On January 24, 1996, the Partnership completed a refinancing of the Partnership's existing debt through the private placements of $127.4 million of senior secured notes (the "Senior Notes") and $410.2 million of multi-class commercial mortgage pass-through certificates (the "Certificates").

In connection with the refinancing, the limited partners approved certain amendments to the partnership agreement and the Management Agreement. The partnership agreement amendment, among other things, allowed the formation of certain subsidiaries of the Partnership, including Courtyard II Finance Company ("Finance"), a wholly-owned subsidiary of the Partnership, who along with the Partnership is the co-issuer of the Senior Notes.

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

Associates holds a 99% membership interest in CBM Associates II LLC ("Associates II") and Managing General Partner holds the remaining 1% membership interest. On January 24, 1996, the Partnership contributed the Hotel located in Deerfield, IL (the "Deerfield Hotel") and its related assets to Associates and the Managing General Partner who simultaneously contributed the Hotel and its related assets to Associates II.

Each of the Managing General Partner, Associates and Associates II were formed as a single purpose bankruptcy-remote entity to facilitate the refinancing.

CBM  Funding   Corporation  ("CBM  Funding"),   a  wholly-owned   subsidiary  of
Associates, was also formed to make a mortgage loan (the "Mortgage Loan") to Associates from the proceeds of the sale of the Certificates.

Partnership Allocations and Distributions

Partnership allocations and distributions are generally made as follows:

a. Cash available for distribution is distributed (i) first, 5% to the General Partner and 95% to the limited partners until the General Partner and the limited partners (collectively, the "Partners") have received cumulative distributions of sale proceeds and/or refinancing proceeds ("Capital Receipts") equal to $77,368,421; (ii) next, 10% to the General Partner and 90% to the limited partners until the Partners have received cumulative distributions of Capital Receipts equal to $158,306,000; and
       (iii) thereafter, 25% to the General Partner and 75% to the limited partners. Distributions to the General Partner are subordinate to an annual 10% non-cumulative preferred return to the limited partners on their invested capital, as defined.

b.     Refinancing  proceeds not retained by the Partnership will be distributed
       (i) first, 5% to the General Partner and 95% to the limited partners until the Partners have received cumulative distributions of refinancing proceeds equal to $158,306,000 minus adjusted sale proceeds, as defined; and (ii) thereafter, 25% to the General Partner and 75% to the limited partners.

------------------------------------------------------------------------------
c. Proceeds not retained by the Partnership from the sale or other disposition of less than substantially all of the assets of the Partnership will be distributed (i) first, 5% to the General Partner and 95% to the limited partners until the Partners have received cumulative distributions of Capital Receipts equal to $158,306,000; and (ii) thereafter, 25% to the General Partner and 75% to the limited partners.

       Proceeds from the sale of substantially all of the assets of the Partnership or from a related series of Hotel sales leading to the sale of substantially all of the assets of the Partnership will be distributed to the Partners pro-rata in accordance with their capital account balances.

d. Net profits are generally allocated in the same ratio in which cash available for distribution is distributed.

e. All items of gain, deduction or loss attributable to the contributed equipment will be allocated to the General Partner.

f. In general, gain recognized by the Partnership will be allocated, with respect to any year, in the following order of priority: (i) to all Partners whose capital accounts have negative balances until such negative balances are brought to zero; (ii) to all Partners up to the amount necessary to bring their respective capital account balances to an amount equal to their invested capital, as defined; and (iii) thereafter 25% to the General Partner and 75% to the limited partners.

       Gain arising from the sale or other disposition (or from a related series of sales or dispositions) of substantially all the assets of the Partnership will be allocated (i) to the limited partners in an amount equal to the excess, if any, of (1) the sum of 15% times the weighted average of the limited partners' invested capital each year, over (2) the sum of distributions to the limited partners of Capital Receipts in excess of the limited partners' cumulative capital and distributions to limited partners of cash available for distribution; and (ii) next, to the General Partner until it has been allocated an amount equal to 33.33% of the amount allocated to the limited partners under clause (i); and
       (iii) thereafter, 25% to the General Partner and 75% to the limited partners.

g. For financial reporting purposes, profits and losses are generally allocated among the Partners based on their stated interests in cash available for distribution.


NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Partnership records are maintained on the accrual basis of accounting and its fiscal year coincides with the calendar year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

------------------------------------------------------------------------------
Working Capital and Supplies

Pursuant to the terms of the  Partnership's  management  agreement  discussed in
Note 8, the Partnership is required to provide the Manager with working capital and supplies to meet the operating needs of the Hotels. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon the termination of the management agreement, the Manager is required to convert working capital and supplies into cash and return it to the Partnership. As a result of these conditions, the individual components of working capital and supplies controlled by the Manager are not reflected in the accompanying consolidated balance sheet.

Revenues and Expenses

Revenues represent house profit from the Partnership's Hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to the Manager. House profit reflects hotel operating results which flow to the Partnership as property owner and represents hotel sales less property-level expenses, excluding depreciation and amortization, base, Courtyard and incentive management fees, real and personal property taxes, ground rent and equipment rent, insurance and certain other costs, which are disclosed separately in the consolidated statement of operations.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                           Buildings and improvements          40 years
                           Leasehold improvements              40 years
                           Furniture and equipment           4-10 years

Certain property and equipment was pledged to secure the mortgage debt described in Note 6.

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value.

Deferred Financing Costs

Prior to 1996, deferred financing costs consist of costs incurred in connection with obtaining Partnership financing for Mortgage Debt A and B, as defined in
Note 6. During 1996 and 1995, the Partnership paid $15,835,000 and $2,990,000, respectively, in financing costs related to the debt refinancing discussed in
Note 6. Financing costs are amortized using the straight-line method, which approximates the effective interest rate method, over the remaining life of the respective mortgage debt. At December 31, 1996 and 1995, accumulated
amortization   of  financing   costs   totalled   $1,453,000   and   $3,806,000,
respectively.

--------------------------------------------------------------------------------
Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Ground Rent

The land leases with MII or affiliates of MII (see Note 7) include scheduled increases in minimum rents per property. These scheduled rent increases, which are included in minimum lease payments, are being recognized by the Partnership on a straight-line basis over the lease terms which approximate 80 years. The adjustment included in ground rent expense and Due to Marriott International, Inc. and affiliates to reflect minimum lease payments on a straight-line basis for 1996, 1995 and 1994 totalled $119,000 per year.

Income Taxes

Provision for Federal taxes has not been made in the accompanying consolidated financial statements since the Partnership does not pay income taxes, but rather, allocates its profits and losses to the individual Partners. Significant differences exist between the net income/loss for financial reporting purposes and the net income/loss reported in the Partnership's tax return. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets, difference in the timing of recognition of certain fees and straight-line rent adjustments. As a result of these differences, the excess of the net Partnership liabilities reported in the accompanying consolidated financial statements over the tax basis in the net Partnership liabilities was $7,819,000 and $3,381,000, respectively as of December 31, 1996 and 1995.

Interest Rate Swap Agreements

The Partnership was a party to two interest rate swap agreements (prior to their expiration in 1994) to reduce the Partnership's exposure to floating interest rates. The Partnership accounted for the swap arrangements as a hedge of obligations to pay floating rates of interest and accordingly, recorded interest expense based upon its payment obligations at fixed interest rates.

Statement of Financial Accounting Standards

In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS No. 121 did not have an effect on its consolidated financial statements.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 1996 presentation.

--------------------------------------------------------------------------------
NOTE 3.       HOTEL REVENUES

Partnership Hotel revenues consist of Hotel operating results for the three years ended December 31 (in thousands):

                                                                            1996               1995               1994
HOTEL SALES
  Rooms................................................................$      235,861     $      218,955    $       204,203
  Food and beverage....................................................        18,227             17,628             18,483
  Other ...............................................................         9,619              9,242              9,396
                                                                          -----------         ----------      -------------

                                                                              263,707            245,825            232,082
                                                                          -----------         -----------     -------------

HOTEL EXPENSES
  Departmental Direct Costs
    Rooms..............................................................        50,653             48,091             45,088
    Food and beverage..................................................        16,073             15,006             15,162
  Other hotel operating expenses.......................................        63,799             60,991             59,440
                                                                        -------------     --------------    ---------------

                                                                              130,525            124,088            119,690
                                                                        -------------     --------------    ---------------

HOTEL REVENUES.........................................................$      133,182     $      121,737    $       112,392
                                                                       ==============     ==============    ===============


NOTE 4.       PROPERTY AND EQUIPMENT

Property  and  equipment  consists  of  the  following  as of  December  31  (in thousands):
                                                                                               1996               1995
                                                                                          --------------    ---------------
Land......................................................................................$       25,392    $        25,392
Leasehold improvements....................................................................       438,921            435,913
Building and improvements.................................................................        78,559             77,053
Furniture and equipment...................................................................       142,663            135,908
                                                                                          --------------    ---------------
                                                                                                 685,535            674,266


Less accumulated depreciation.............................................................      (226,848)          (199,786)
                                                                                          --------------    ---------------
                                                                                          $      458,687    $       474,480
                                                                                          ==============    ===============

------------------------------------------------------------------------------

NOTE 5.       ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.

                                                                As of December 31, 1996          As of December 31, 1995
                                                            ------------------------------    --------------------------
                                                                               Estimated                        Estimated
                                                               Carrying          Fair            Carrying         Fair
                                                                Amount           Value            Amount          Value
                                                                      (in thousands)                   (in thousands)
Financial liabilities
Debt........................................................$      526,253      $  540,420    $      531,100        $ 531,100
Management fees due to Courtyard
   Management Corporation...................................$       36,442      $   16,681    $       35,809        $   9,995
Due to Host Marriott Corporation............................$           --      $       --    $        7,469        $   7,469


The 1996 estimated fair value of debt obligations was based on the quoted market prices at December 31, 1996. The 1995 estimated fair values of debt obligations and amounts due to Host Marriott Corporation are based on their carrying amounts as these items were repaid on January 24, 1996. Consistent with the prior year, the 1996 management fees due to the Courtyard Management Corporation are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.

NOTE 6.       MORTGAGE DEBT

Overview

The Partnership's initial financing consisted of up to $500 million of non-recourse mortgage debt (the "MFS Mortgage Debt") from Marriott Financial Services, Inc. ("MFS"), a wholly-owned subsidiary of Host Marriott, to provide financing for the purchase of 65 of the Hotels (the "non-IRB Hotels"). The Partnership assumed the $40.2 million of IRB Debt to provide financing for the purchase of the remaining 5 Hotels (the "IRB Hotels"). In 1988 and 1989, the Partnership borrowed $275 million (the "Mortgage Debt A") and $230.5 million (the "Mortgage Debt B") from two banks (the "Banks") to repay the MFS Mortgage Debt and to pay financing costs.

On January 24, 1996, the Partnership completed a refinancing of the Partnership's existing debt through the private placements of $127.4 million of senior secured notes (the "Senior Notes") and $410.2 million of multi-class commercial mortgage pass-through certificates (the "Certificates").

The net proceeds from the placement of the Senior Notes and the Certificates and existing Partnership cash were used as follows: (i) to repay the Partnership's existing Mortgage Debt A of $275 million and Mortgage Debt B of $230.5 million,
(ii) to repay the IRB Debt of $25.6 million, (iii) to repay the advances from Host Marriott related to certain IRB Hotels of $6.5 million and (iv) to pay certain costs of structuring and issuing the Senior Notes and the Certificates.

Upon repayment of Mortgage Debt A and Mortgage Debt B, Host Marriott was released from its obligations under (i) the Mortgage Debt A and Mortgage Debt B debt service guarantees, (ii) the foreclosure guarantee and (iii) the Ground Rent Facility, as defined.

--------------------------------------------------------------------------------
Bank Mortgage Debt

Mortgage Debt A and B were non-recourse and bore interest at a floating rate equal to (i) the adjusted CD Rate or LIBOR, as defined, plus (ii) .75 percentage points. Mortgage Debt A and B required no principal amortization prior to maturity on December 15, 1995 and September 5, 1996, respectively.

During the period from 1989 through 1994, to reduce the Partnership's exposure to floating interest rates, the Partnership entered into two swap agreements effectively fixing the interest rates on Mortgage Note A and a large portion of Mortgage Note B.

The combined effective interest rate for Mortgage Debt A and B was 6.67% from January 1, 1996 through January 23, 1996, 7% for 1995, and 8.08% for 1994. The combined average interest rate at January 23, 1996 for Mortgage Debt A and B was 6.58%.

As security for the Mortgage Debt A (36 Hotels) and Mortgage Debt B (29 Hotels) the Banks held mortgages on the Partnership's fee or leasehold interest on the respective Hotels. The Banks also had security interests under their respective mortgages in the personal property associated with those Hotels and obtained an assignment of the Partnership's rights under the management agreement and the Purchase Agreement.

On December 15, 1995, the Partnership and the Mortgage Debt A lenders amended the loan agreement to extend the maturity date of Mortgage Debt A from December 15, 1995 to February 15, 1996 (the "Extension Period"). This amendment provided for interest during the Extension Period equal to the following:

December 16, 1995 through January 15, 1996....................Adjusted CD Rate or LIBOR plus 1 percentage point

January 16, 1996 through February 15, 1996....................Adjusted CD Rate
                                           or LIBOR plus 1.25 percentage points

In connection with the Mortgage Debt A extension, the Partnership paid an extension fee to the Banks of $1,085,000 of which the 1995 portion is included in interest expense on the consolidated statement of operations.

Bank Mortgage Debt Guarantees

Prior to the initial refinancing, in 1987 Host Marriott had guaranteed payment of up to $60 million of debt service on the MFS Mortgage Debt. As a result of the initial refinancing, this guarantee was allocated $32.6 million to Mortgage Debt A and $27.4 million to Mortgage Debt B. Any payments by Host Marriott under the Mortgage Debt guarantees were treated as loans to the Partnership and bore interest at one percentage point in excess of the prime rate of interest announced by Bankers Trust Company of New York (the "Prime Rate").

During 1995, Host Marriott was released from its original Mortgage Debt A guarantee obligation of $32.6 million as certain debt service coverage requirements were met. As a result, as of December 31, 1995, $5.4 million and $27.4 million, respectively, was available under Mortgage Debt A and B guarantees. Host Marriott was released from the original guarantees on January 24, 1996, the date when Mortgage Debt A and Mortgage Debt B were repaid in full.

During 1994, the Partnership, Manager and Mortgage Debt A and B lenders agreed that the Partnership would establish reserve accounts for Mortgage Debt A and B and contribute 1% of Hotel sales on the respective Mortgage Debt A and B

------------------------------------------------------------------------------
properties to these reserves from 1993 through the respective loan maturities. The initial contribution, made in 1994, included the required contribution for 1993. On January 24, 1996, these reserves were used to pay costs associated with the refinancing of these loans and to repay a portion of these loans upon maturity.

In addition, the General Partner had provided a guarantee to MFS that, in the event of a foreclosure, proceeds under the MFS Mortgage Debt would be at least $75 million. This foreclosure guarantee was allocated $40.8 million to Mortgage Debt A and $34.2 million to Mortgage Debt B. Upon completion of the debt refinancing on January 24, 1996, Host Marriott was released from its obligations pursuant to the foreclosure guarantee.

IRB Debt

The IRB Debt was refinanced on January 24, 1996 and the IRB Debt was repaid in full. The $25.6 million of IRB Debt outstanding at December 31, 1995 was backed by direct-pay letters of credit from commercial banks that would have expired in 1996. These issues were subject to mandatory prepayment upon expiration of the letters of credit unless replacement letters of credit were secured. The IRB Debt bore interest at daily, weekly or fixed rates at the option of the Partnership, and was limited to a maximum interest rate of 15%. From January 1, 1996 through January 23, 1996, the interest rates on the IRB Debt ranged from 2.65% to 6.1%. In 1995 and 1994, the interest rates on the IRB Debt ranged from 1.9% to 6.1% and 1.15% to 6.05%, respectively. The interest rate on the IRB Debt was 3.2% at January 23, 1996.

The bondholders had the right to demand purchase of any of the bonds at the expiration of specified interest rate periods. Had the Partnership failed to make the required payments of principal and interest on the IRB Debt, Host Marriott would have been required to make such payments ("Host Marriott's IRB Liability"). Through January 24, 1996, the Partnership purchased a total of $15.4 million of bonds/IRB Debt with proceeds advanced by Host Marriott (see below) when presented by certain bondholders. These loans bore interest at one percentage point in excess of the Prime Rate (8.5% at January 23, 1996). The weighted average interest rate was 9.5% for the period from January 1, 1996 through January 23, 1996, 9.83% for 1995 and 8.14% for 1994. In 1993 and 1994,
the Partnership was able to repay the General Partner $8.9 million. As of December 31, 1995, $6.5 million of Host Marriott IRB Liability loans were outstanding. As discussed above, the $6.5 million of Host Marriott IRB Liability loans were repaid on January 24, 1996 from proceeds of the debt refinancing.

Ground Rent Facility

Fifty-three of the Hotels are situated on land leased from MII or affiliates of MII, eight of the Hotels are situated on land leased from third parties. MFS had agreed to lend the Partnership up to $25 million (the "Ground Rent Facility") to the extent that the Partnership has insufficient funds to pay ground rent under any ground lease, including third party ground leases, after payment of (i) hotel operating expenses (except for ground rent) and (ii) debt service. No amounts were ever advanced under the Ground Rent Facility. Upon refinancing of the Partnership debt on January 24, 1996, MFS was released from the Ground Rent Facility.

Debt Refinancing - Senior Notes

The Senior Notes of $127.4 million were issued by the Partnership and Finance. The Senior Notes bear interest at 10 3/4%, require semi-annual payments of interest and require no payments of principal until maturity on February 1, 2008. The Senior Notes are secured by a first priority pledge by the Partnership of (i) its 99% partnership interest (consisting of a 98%

-------------------------------------------------------------------------------
limited partner  interest and a 1% general  partner  interest) in Associates and
(ii) its 100% equity interest in the Managing General Partner. Finance has nominal assets, does not conduct any operations and does not provide any additional security for the Senior Notes.

The terms of the Senior Notes include requirements of the Partnership to establish and fund a debt service reserve account in an amount equal to one six-month interest payment on the Senior Notes ($6,848,000 which is included as restricted cash on the accompanying consolidated balance sheet at December 31,
1996) and to maintain certain levels of excess cash flow, as defined. In the event the Partnership fails to maintain the required level of excess cash flow, the Partnership will be required to (i) suspend distributions to its partners and other restricted payments, as defined, (ii) to fund a separate supplemental debt service reserve account (the "Supplemental Debt Service Reserve") in an amount up to two six-month interest payments on the Senior Notes and (iii) if such failure were to continue, to offer to purchase a portion of the Senior Notes at par.

The Senior Notes are not redeemable prior to February 1, 2001. Thereafter, the Senior Notes may be redeemed, at the option of the Partnership, at a premium declining to par in 2004. The Senior Notes are non-recourse to the Partnership and its partners.

On June 4, 1996, the Partnership and Finance completed an exchange offer of its unregistered 10 3/4% Series B Senior Secured Notes with an aggregate principal amount of $127.4 million ("Old Notes") due 2008 for an equal amount of registered notes ("New Notes"). The form and terms of the New Notes are substantially identical to the form and terms of the Old Notes, except that the New Notes have been registered under the Securities Act of 1933, as amended and will not have any restrictions for transfer.

Debt Refinancing - Certificates

The Certificates in an initial principal payment of $410.2 million were issued by CBM Funding. Proceeds from the sale of the Certificates were utilized by CBM Funding to provide a Mortgage Loan to Associates. The Certificates/Mortgage Loan require monthly payments of principal and interest based on a 17-year amortization schedule. The Mortgage Loan matures on January 28, 2008. However, the maturity date of the Certificates/Mortgage Loan may be extended until January 28, 2013 with the consent of 662/3% of the holders of the outstanding Certificates affected thereby. The Certificates were issued in the following classes and pass-through rates of interest.

                                      Initial Certificate      Pass-Through
                      Class                 Balance                Rate
              -------------------     -------------------    ------------
                    Class A-1         $        45,500,000           7.550%
                    Class A-2         $        50,000,000           6.880%
                 Class A-3P & I       $       129,500,000           7.080%
                   Class A-3IO             Not Applicable           0.933%
                     Class B          $        75,000,000           7.480%
                     Class C          $       100,000,000           7.860%
                     Class D          $        10,200,000           8.645%

The Class A-3IO Certificates receive payments of interest only based on a notional balance equal to the Class A-3P & I Certificate balance.

-------------------------------------------------------------------------------
The balance of the Certificates was $398.9 million at December 31, 1996. Principal amortization of $11.3 million of the Class A-1 Certificates was made during 1996. The weighted average interest rate on the Certificates was 7.7% from January 24, 1996 through December 31, 1996, and the average interest rate was 7.6% at December 31, 1996.

The Certificates/Mortgage Loan maturities are as follows (in thousands):

                      1997            $            13,298
                      1998                         14,331
                      1999                         15,443
                      2000                         16,642
                      2001                         17,934
                   Thereafter                     321,205
                                      -------------------
                                      $           398,853
                                      ===================

The Mortgage Loan is secured primarily by 69 cross-defaulted and cross-collateralized mortgages representing first priority mortgage liens on (i) the fee or leasehold interest in the 69 Hotels, related furniture, fixtures and equipment and the property improvement fund, (ii) the fee interest in the land leased from MII or their affiliates on which 53 Hotels are located, (iii) a pledge of Associates membership interest in and the related right to receive distributions from Associates II which owns the Deerfield Hotel and (iv) an assignment of the Restated Management Agreement, as defined below. The Mortgage Loan is non-recourse to Associates, the Partnership and its partners.

Operating profit from the Hotels in excess of debt service on the Mortgage Loan is available to be distributed to the Partnership. Amounts distributed to the Partnership are used for the following, in order of priority: (i) for debt service on the Senior Notes, (ii) to fund the Supplemental Debt Service Reserve, if necessary, (iii) to offer to purchase a portion of the Senior Notes at par, if necessary, (iv) for working capital as discussed in Note 8 and (v) for distributions to the partners of the Partnership. The restricted net assets of Associates is $81.1 million as of December 31, 1996.

Prepayments of the Mortgage Loan are permitted with the payment of a premium (the "Prepayment Premium"). The Prepayment Premium is equal to the greater of
(i) one percent of the Mortgage Loan being prepaid or (ii) a yield maintenance amount based on a spread of .25% or .55% over the U.S. treasury rate, as defined.

On June 30, 1996, CBM Funding completed an exchange offer of its Multiclass Mortgage Pass-Through Certificates, Series 1996-1A with a principal balance of $406.2 million at that time, ("Old Certificates") for an equal amount of Multiclass Mortgage Pass-Through Certificates, Series 1996-1B ("New Certificates"). The form and terms of the New Certificates are substantially identical to the form and terms of the Old Certificates, except that the New Certificates are registered under the Securities Act of 1933, as amended and their transfers are not restricted.

NOTE 7.       LEASES

The land on which 53 of the Hotels are located is leased from MII or affiliates of MII. In addition, eight of the Hotels are located on land leased from third parties. The land leases have remaining terms (including all renewal options) expiring between the years 2024 and 2068. The MII land leases and the third party land leases provide for rent based on specific percentages (from 2% to 15%) of certain sales categories subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. The Partnership also rents certain equipment for use in the Hotels.

-------------------------------------------------------------------------------
In connection with the refinancing, the Partnership, as lessee, transferred it rights and obligations pursuant to the 53 ground leases with MII and affiliates to Associates. Additionally, MII and affiliates agreed to defer receipt of their ground lease payments to the extent that the Partnership or Associates has insufficient funds for debt service payments on the Senior Notes and the Mortgage Loan.

Minimum future rental payments during the term of these operating leases are as follows (in thousands):

                                               Telephone
               Lease             Land          Equipment          Other
                Year             Leases          Leases           Leases

                1997           $    9,230    $        1,125    $       966
                1998                9,230             1,106            561
                1999                9,230               787            101
                2000                9,230               589             --
                2001                9,230                --             --
              Thereafter          542,213                --             --
                                ----------    --------------    -----------

                               $  588,363    $        3,607    $     1,628
                                 ==========    ==============    ===========

Total rent expense on land leases was $11,899,000 for 1996, $11,550,000 for 1995 and $10,787,000 for 1994.


NOTE 8.       MANAGEMENT AGREEMENT

To facilitate the refinancing, effective December 30, 1995, the original management agreement was restated into two separate management agreements. Associates entered into a management agreement with the Manager for the 69 Hotels which Associates directly owns and Associates II entered into a management agreement for the Deerfield Hotel which Associates II owns, collectively, (the "Management Agreement").

Term

The Management Agreement has an initial term expiring in 2013. The Manager may renew the term, as to one or more of the Hotels, at its option, for up to three successive terms of 10-years each and one final term of five years. The Partnership may terminate the Management Agreement if, during any three consecutive years after 1992, specified minimum operating results are not achieved. However, the Manager may prevent termination by paying to the Partnership the amount by which the minimum operating results were not achieved.

Management Fees

The Management Agreement provides for annual payments of (i) the base management fee equal to 3 1/2% of gross sales from the Hotels, (ii) the Courtyard management fee equal to 2 1/2% of gross sales from the Hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined (20% of operating profit after the Partners have received refinancing proceeds equal to 50% of the excess of (a) $154,736,842 over (b) cumulative distributions of adjusted sale proceeds (the "First Equity Refinancing").

------------------------------------------------------------------------------
Deferral Provisions

Due to the refinancing, beginning in 1996, one percent of the Courtyard management fee is deferred through maturity of the Senior Notes and the Mortgage Loan to the extent that the Partnership or Associates has insufficient funds for debt service payments on the Senior Notes and the Mortgage Loan. This change eliminated the previous deferral of the total Courtyard management fee to debt service through December 31, 1997.

To the extent any Courtyard management fee, base management fee or incentive management fee is deferred, it will be added to deferred management fees. Deferred management fees accrue without interest, and will be payable out of 50% of available cash flow after payment of certain priorities as discussed below.

The priority return to the Partnership, as defined, was reduced from 10% of invested capital to 7% in 1996, 8% in 1997, 9% in 1998 and then returning to 10% for 1999 and thereafter. Operating profit from the Hotels (which reflects the deduction of the base and Courtyard management fees and MII ground rent) will be used to pay the following, in order of priority: (i) debt service on the Senior Notes and Mortgage Loan, (ii) to repay working capital loans to the Manager,
(iii) to repay deferred ground rent to MII and their affiliates, (iv) to repay ground lease advances to MII and their affiliates, (v) the priority return to the Partnership which is 7% of invested capital for 1996, (vi) eighty percent of the remaining operating profit is applied to the payment of current incentive management fees, (vii) to repay advances to the Partnership, (viii) to repay foreclosure avoidance advances to the Manager and (ix) fifty percent of the remaining operating profit to repay deferred management fees to the Manager and fifty percent of remaining operating profit is paid to the Partnership. In 1996, the Partnership had $2.5 million of remaining operating profit after the payment of i) through viii) above. Fifty percent of this remaining operating profit was used to repay a portion of 1996 deferred incentive management fees to the Manager and the remainder was paid to the Partnership.

During 1996, $633,000 of incentive management fees were deferred while during 1995, $162,000 were repaid. Deferred incentive management fees were $6,197,000 and $5,564,000 as of December 31, 1996 and 1995, respectively. Deferred Courtyard management fees totalled $22,341,000 as of December 31, 1996 and 1995. Deferred base management fees as of December 31, 1996 and 1995 were $7,904,000 and $8,066,000, respectively.

Chain Services

The Manager is required to furnish certain services ("Chain Services") which are furnished generally on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. The total amount of Chain Services allocated to the Partnership was $9,474,000 in 1996, $9,224,000 in 1995 and $8,981,000 in 1994.

Working Capital

The Partnership is required to provide the Manager with working capital and fixed asset supplies to meet the operating needs of the Hotels. The refinancing required certain enhancements to the cash management system of the Manager such that additional working capital may be required for the operation of the Hotels. Therefore, on January 24, 1996, the Partnership, Associates and the Manager entered into a working capital maintenance agreement (the "Working Capital Agreement") and deposited $2.5 million as additional working capital for the operation of the Hotels. Upon termination of the Management Agreement, the working capital and supplies will be returned to the Partnership. As of December 31, 1996, the working

--------------------------------------------------------------------------------
capital balance was $8,761,000. This includes the $8,846,000 originally advanced less the $2,585,000 of excess working capital returned to the Partnership in 1991 and the $2,500,000 advanced on January 24, 1996. At December 31, 1996 and 1995, accumulated depreciation related to the supplies totalled $2,060,000.

In addition, the Working Capital Agreement provides that the Partnership and Associates, collectively, reserve $2 million by February 1, 1997 and additional amounts such that the total balance is $5 million by February 1, 1998 (the "Working Capital Reserve"). The $2 million was reserved on January 31, 1997. The Working Capital Reserve will be available for payment of hotel operating expenses in the event that there is a downgrade in the long-term senior unsecured debt of MII to below a certain level, as described in the Mortgage Loan.

The obligation to fund the amounts required by the Working Capital Agreement is subordinate to debt service on the Senior Notes and the Mortgage Loan.

Property Improvement Funds

The Management Agreement provides for the establishment of a repairs and equipment reserve (property improvement fund) for the Hotels. The funding of this reserve is based on a percentage of gross Hotel sales. During 1994, the Partnership, Manager and the Mortgage Debt A and B lenders agreed that the Partnership would establish refinancing reserve accounts and contribute 1% of Hotel sales on the respective Mortgage Debt A and B properties to these reserves. Correspondingly, the Management Agreement was amended in order to reduce the contribution to the property improvement fund from 6% to 5% of gross Hotel sales for the Mortgage Debt A and B properties for 1993 through the respective loan maturities. The contribution for the five IRB Hotels remained at 6%. Upon completion of the refinancing on January 24, 1996, the contribution to the property improvement fund was established initially at 5% for all Hotels and may be increased, at the option of the Manager, to 6% of gross Hotel sales in 2001. Additionally, the Partnership is no longer required to contribute 1% of gross Hotel sales from the Mortgage Debt A and Mortgage Debt B Hotels to the refinancing reserves.


NOTE 9.       ENVIRONMENTAL CONTINGENCY

Based upon a study completed in December 1995, the Partnership has become aware of environmental contamination at one of its fee-owned properties, the Deerfield Hotel, caused by the previous use of the site as a landfill and not caused by the Partnership. The property represents less than 5% of the Partnership's total assets and revenues as of December 31, 1996 and for the year ended, respectively. The Partnership is unable to determine the need for remediation, its potential responsibility, if any, for remediation and the extent of the Partnership's possible liability for any remediation costs. There can be no assurance that the Partnership will not have liability with respect to remediation of contamination at that site. The Partnership does not believe that any of the environmental matters are likely to have a material adverse effect on the business and operations of the Partnership.

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO COURTYARD II ASSOCIATES LIMITED PARTNERSHIP AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheet of Courtyard II Associates, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1996 and the statement of changes in partners' capital for the period from January 24, 1996 to December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the General Partner of Courtyard by Marriott II Limited Partnership. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Courtyard II Associates, L.P. and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                            ARTHUR ANDERSEN LLP


Washington, D.C.
March 13, 1997

------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS

Courtyard II Associates, L.P. and Subsidiaries
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands)

                                                                                  1996            1995             1994
                                                                              ------------    -------------    -----------
REVENUES (Note 3).............................................................$    133,182    $     121,737    $    112,392
                                                                              ------------    -------------    ------------

OPERATING COSTS AND EXPENSES
  Interest ...................................................................      32,463           29,080          32,897
  Depreciation ...............................................................      27,062           27,720          27,980
  Base and Courtyard management fees .........................................      15,822           14,749          13,925
  Incentive management fee....................................................      12,040           10,480           9,403
  Ground rent.................................................................      11,899           11,550          10,787
  Property taxes..............................................................       9,537            9,324           9,453
  Insurance and other.........................................................         290             (143)          1,787
                                                                              ------------    -------------    ------------
                                                                                   109,113          102,760         106,232
                                                                              ------------    -------------    ------------

NET INCOME BEFORE MINORITY INTEREST...........................................      24,069           18,977           6,160

MINORITY INTEREST.............................................................           8               --              --
                                                                              ------------    -------------    ------------

NET INCOME....................................................................$     24,061    $      18,977    $      6,160
                                                                              ============    =============    ============

ALLOCATION OF NET INCOME
  General Partners............................................................$        481    $         380    $        123
  Limited Partner.............................................................      23,580           18,597           6,037
                                                                              ------------    -------------    ------------
                                                                              $     24,061    $      18,977    $      6,160
                                                                              ============    =============    ============























The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

-----------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET


Courtyard II Associates, L.P. and Subsidiaries
December 31, 1996 and 1995
(in thousands)

                                                                                                 1996              1995
                                                                                             ------------      --------
ASSETS
  Property and equipment, net................................................................$    458,687      $    474,480
  Deferred financing costs, net of accumulated amortization..................................      12,273            12,127
  Due from Courtyard Management Corporation..................................................      13,315             7,078
  Prepaid expenses...........................................................................          28                --
  Property improvement fund..................................................................      36,582            33,098
  Cash and cash equivalents..................................................................       6,002                --
                                                                                             ------------      ------------
                                                                                             $    526,887      $    526,783
                                                                                           ============      ============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Mortgage debt..............................................................................$    398,853      $    410,200
  Management fees due to Courtyard Management Corporation....................................      36,442            35,809
  Due to Marriott International, Inc. and affiliates.........................................       9,169             9,402
  Accounts payable and accrued liabilities...................................................       1,305            12,718
  Due to Host Marriott Corporation...........................................................          --               747
                                                                                             ------------      ------------

        Total Liabilities....................................................................     445,769           468,876
                                                                                             ------------      ------------

MINORITY INTEREST............................................................................           8                --
                                                                                             ------------      ------------

                                                                                                  445,777           468,876
                                                                                             ------------      ------------

PARTNERS' CAPITAL (See discussion of distribution restrictions in Note 2)
  General Partners...........................................................................       1,622                --
  Limited Partner............................................................................      79,488                --
  Investment in and net advances to Associates...............................................          --            57,907
                                                                                             ------------      ------------

        Total Partners' Capital..............................................................      81,110            57,907
                                                                                             ------------      ------------

                                                                                             $    526,887      $    526,783
                                                                                             ============      ============









The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

-------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN
PARTNERS' CAPITAL


Courtyard II Associates, L.P. and Subsidiaries
For the Period from January 24, 1996 through December 31, 1996
(in thousands)

                                                                               General         Limited
                                                                              Partners         Partner          Total

Initial capitalization as of January 24, 1996................................$     1,489    $     72,938     $   74,427

   Capital  distributions....................................................      (348)         (17,030)       (17,378)

   Net income................................................................       481           23,580         24,061
                                                                             ----------     ------------    -----------

Balance, December 31, 1996...................................................$    1,622     $     79,488    $    81,110
                                                                             ==========     ============    ===========









































The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

-------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS


Courtyard II Associates, L.P. and Subsidiaries
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands)

                                                                                      1996           1995           1994
                                                                                   -----------    ----------    -----------
OPERATING ACTIVITIES
  Net income.......................................................................$    24,061    $   18,977    $     6,160
  Noncash items:
     Depreciation..................................................................     27,062        27,720         27,980
     Amortization of deferred financing costs as interest..........................      1,195           493            454
     Deferred management fees......................................................        633            --          5,564
     Minority Interest.............................................................          8            --             --
     Deferred interest on IRB advances from Host Marriott Corporation..............         --           147            260
     (Gain) loss on sale of equipment..............................................         --           (12)         1,185
  Changes in operating accounts:
     Due from Courtyard Management Corporation.....................................     (3,737)        1,311         (2,260)
     Accounts payable and accrued liabilities......................................     (2,309)       (5,911)        (2,710)
     Due to Host Marriott Corporation..............................................       (798)           --             --
     Prepaid expenses and other....................................................        (28)          137           (138)
     Management fees due to Courtyard Management Corporation.......................         --          (162)            --
     Due to Marriott International, Inc. ..........................................         --          (106)           (64)
                                                                                   -----------    ----------    -----------

        Cash provided by operations................................................     46,087        42,594         36,431
                                                                                   -----------    ----------    -----------

INVESTING ACTIVITIES
     Additions to property and equipment, net......................................    (11,269)       (8,786)       (13,361)
     Change in property improvement fund...........................................     (3,484)       (5,427)         1,229
     Working capital advanced to Courtyard Management Corporation..................     (2,500)           --             --
                                                                                   -----------    ----------    -----------

        Cash used in investing activities..........................................    (17,253)      (14,213)       (12,132)
                                                                                   -----------    ----------    -----------

FINANCING ACTIVITIES
     Repayments of debt............................................................   (410,200)           --             --
     Proceeds from issuance of debt................................................    410,200            --             --
     Capital distributions.........................................................    (17,378)           --             --
     Investment in and net advances to (from) Associates...........................     16,520       (28,381)       (24,299)
     Payment of principal..........................................................    (11,347)           --             --
     Payment of financing costs....................................................    (10,627)           --             --
                                                                                   -----------    ----------    -----------

        Cash used in financing activities..........................................    (22,832)      (28,381)       (24,299)
                                                                                   -----------    ----------    -----------
















The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS
(CONTINUED)


Courtyard II Associates, L.P. and Subsidiaries
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands)

                                                                                      1996           1995           1994
                                                                                   -----------    ----------    --------
INCREASE IN CASH AND CASH EQUIVALENTS..............................................$     6,002    $       --    $        --

CASH AND CASH EQUIVALENTS at beginning of year.....................................         --            --             --
                                                                                   -----------    ----------    -----------

CASH AND CASH EQUIVALENTS at end of year...........................................$     6,002    $       --    $        --
                                                                                   ===========    ==========    ===========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
     Cash paid for mortgage and other interest.....................................$    33,978    $   32,116    $    36,153
                                                                                   ===========    ==========    ===========










































The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Courtyard II Associates, L.P. and Subsidiaries
December 31, 1996 and 1995


NOTE 1.          COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES

Description

Courtyard II Associates, L.P. and subsidiaries ("Associates"), a Delaware limited partnership, was formed December 22, 1995. Substantially all of the assets of Associates were contributed to Associates by Courtyard by Marriott II Limited Partnership (the "Partnership") on January 24, 1996, in connection with the Partnership's refinancing (see Note 6). The managing general partner of Associates is Courtyard II Associates Management Corporation (a wholly-owned subsidiary of the Partnership) with a 1% interest and the Partnership owns a 1% general partner interest and a 98% limited partner interest. CBM Funding Corporation ("CBM Funding") a wholly-owned subsidiary of Associates, was formed on December 29, 1995, to make a mortgage loan to Associates in connection with the refinancing (see Note 6). Associates directly owns 69 Courtyard hotels and the land on which certain of the Hotels, as defined below, are located. One hotel located in Deerfield, Illinois (the "Deerfield Hotel"), is owned by CBM Associates II LLC ("Associates II"). Associates hold a 99% membership interest in Associates II and Courtyard II Associates Management Corporation holds the remaining 1% interest in Associates II. The 70 hotel properties (the "Hotels") are located in 29 states in the United States: nine in Illinois; eight in California; five in Florida; four in Georgia; four in Texas; and three or less in each of the other 24 states. The Hotels are managed as part of the Courtyard by Marriott hotel system by Courtyard Management Corporation (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII").

Partnership Allocations and Distributions

Allocations and distributions for Associates are generally made in accordance with the respective ownership interests as follows: (i) 98% to the limited partner, the Partnership and (ii) 1% to each general partner, the Partnership and Courtyard II Associates Management Corporation.


NOTE 2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of Associates present the financial position, results of operations and cash flows of Associates as if it were a separate subsidiary of the Partnership for all periods presented. The Partnership's historical basis in the assets and liabilities contributed to Associates have been carried over. Intercompany transactions and balances between Associates and its subsidiaries have been eliminated. Changes in Investment in and Net Advances to Associates for all periods presented prior to January 24, 1996, represent the net income of Associates net of cash transferred to the Partnership. There were no terms of settlement or interest charges associated with the Investment in and Net Advances to Associates balance.

--------------------------------------------------------------------------------
An analysis of the activity in Investment in and Net Advances to Associates for the two years ended December 31, 1995 and the period from January 1, 1996 through January 24, 1996, is as follows (in millions):

          Balance, December 31, 1994....................................$ 67
              Cash transfers to (from) Associates, net.................. (28)
              Net income................................................  19

         Balance, December 31, 1995....................................   58
             Cash transfers to Associates, net.........................   16
             Amount reclassified as Partners' Capital..................  (74)
                                                                         ---

       Balance, January 24, 1996........................................$ --
                                                                         ===

The average balance for Investment in and Net Advances to Associates for each of the years 1994 and 1995 was $76 million and $62.5 million, respectively. On January 24, 1996, the Partnership contributed substantially all of its assets to Associates for a 1% general partner interest and a 98% limited partner interest. Courtyard II Associates Management Corporation owns the remaining 1% general partner interest.

On January 24, 1996, Associates consummated the offering of $410,200,000 of multi-class mortgage pass-through certificates (the "Certificates"), the net proceeds of which were used to repay certain obligations of the Partnership as discussed in Note 6. The accompanying consolidated financial statements present the pushed-down effects of the debt which was repaid with the proceeds of the offering as discussed in Note 6.

A concurrent offering of $127,400,000 of senior notes (the "Senior Notes") by the Partnership was also completed on January 24, 1996. The Senior Notes are secured by a first priority pledge of the Partnership's 99% partnership interest in Associates and the Partnership's 100% equity interest in Courtyard II Associates Management Corporation. As a result, the Partnership owns directly or indirectly 100% of Associates. The Senior Notes are not reflected in the accompanying consolidated financial statements of Associates because Associates does not guarantee the Senior Notes nor do the assets of Associates secure the Senior Notes. Payments on the Senior Notes are made from distributions of the excess cash of Associates to the Partnership; such distributions are restricted only upon a monetary event of default under the Mortgage Loan, as defined in
Note 6. The Partnership has no other source of cash flow other than distributions from Associates.

Basis of Accounting

The records of Associates are maintained on the accrual basis of accounting and its fiscal year coincides with the calendar year.

--------------------------------------------------------------------------------
Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Working Capital and Supplies

Pursuant to the terms of Associates management agreement discussed in Note 8, Associates is required to provide the Manager with working capital and supplies to meet the operating needs of the Hotels. The Manager converts cash advanced by Associates into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon the termination of the management agreement, the Manager is required to convert working capital and supplies into cash and return it to Associates. As a result of these conditions, the individual components of working capital and supplies controlled by the Manager are not reflected in the accompanying consolidated balance sheet.

Revenues and Expenses

Revenues represent house profit from Associates' Hotels since Associates delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to the Manager. House profit reflects hotel operating results which flow to Associates as property owner and represents hotel sales less property-level expenses, excluding depreciation, base, Courtyard and incentive management fees, real and personal property taxes, ground rent and equipment rent, insurance and certain other costs, which are disclosed separately in the consolidated statement of operations.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                           Buildings and improvements          40 years
                           Leasehold improvements              40 years
                           Furniture and equipment           4-10 years

Certain property and equipment was pledged to secure the mortgage debt described in Note 6.

Associates assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties on an individual hotel basis will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value.

--------------------------------------------------------------------------------
Deferred Financing Costs

Prior to 1996, deferred financing costs consist of costs incurred in connection with obtaining Mortgage Debt A and B, as defined in Note 6. Financing costs are amortized using the straight-line method, which approximates the effective interest rate method, over the remaining life of the respective mortgage debt. At December 31, 1996 accumulated amortization related to Mortgage Debt A and B, as defined in Note 6, was $2,904,000. At December 31, 1996, costs related to Mortgage Debt A and B were fully amortized. On January 24, 1996, the Partnership contributed substantially all of its assets to Associates including $2,630,000 the Partnership had paid in 1995 in financing costs related to the debt refinancing discussed in Note 6. During 1996, Associates paid $10,627,000 in financing costs. At December 31, 1996, accumulated amortization related to the Certificates, as defined in Note 6, was $1,023,000.

Cash and Cash Equivalents

Associates considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Ground Rent

The land leases with MII or affiliates of MII (see Note 7) include scheduled increases in minimum rents per property. These scheduled rent increases, which are included in minimum lease payments, are being recognized by Associates on a straight-line basis over the lease terms which approximate 80 years. The adjustment included in ground rent expense and Due to Marriott International, Inc. and affiliates to reflect minimum lease payments on a straight-line basis for 1996, 1995 and 1994 totalled $119,000 per year.

Income Taxes

Provision for Federal taxes has not been made in the accompanying consolidated financial statements since Associates does not pay income taxes, but rather, allocates its profits and losses to the individual partners.

Interest Rate Swap Agreements

Associates was a party to two interest rate swap agreements (prior to their expiration in 1994) to reduce Associates' exposure to floating interest rates. Associates accounted for the swap arrangements as a hedge of obligations to pay floating rates of interest and accordingly, recorded interest expense based upon its payment obligations at fixed interest rates. Interest expense on the consolidated statement of operations reflects the "pushed down" effect of a proportionate amount of total swap interest.

New Statement of Financial Accounting Standards

In the first quarter of 1996, Associates adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS No. 121 did not have an effect on its consolidated financial statements.

--------------------------------------------------------------------------------
NOTE 3.       REVENUES

Revenues for Associates consist of Hotel operating results for the three years ended December 31 (in thousands):

                                                                                1996             1995              1994
                                                                            ------------     -------------    -------------
HOTEL SALES
  Rooms.....................................................................$    235,861     $     218,955    $     204,203
  Food and beverage.........................................................      18,227            17,628           18,483
  Other ....................................................................       9,619             9,242            9,396
                                                                             -----------       -----------        ---------
                                                                                 263,707           245,825          232,082
                                                                             -----------       -----------        ---------

HOTEL EXPENSES
  Departmental Direct Costs
    Rooms...................................................................      50,653            48,091           45,088
    Food and beverage.......................................................      16,073            15,006           15,162
  Other hotel operating expenses............................................      63,799            60,991           59,440
                                                                            ------------     -------------    -------------
                                                                                 130,525           124,088          119,690
                                                                            ------------     -------------    -------------

REVENUES....................................................................$    133,182     $     121,737    $     112,392
                                                                            ============     =============    =============


NOTE 4.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                          1996              1995
                                     -----------    -------------

Land...............................$      25,392    $      25,392
Leasehold improvements.............      438,921          435,913
Building and improvements..........       78,559           77,053
Furniture and equipment............      142,663          135,908
                                   -------------    -------------
                                         685,535          674,266

Less accumulated depreciation......     (226,848)        (199,786)
                                   -------------    -------------
                                   $     458,687    $     474,480
                                   =============    =============

-------------------------------------------------------------------------------
NOTE 5.       ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

                                        As of December 31, 1996          As of December 31, 1995
                                   ------------------------------    -----------------------------
                                                        Estimated                        Estimated
                                        Carrying          Fair            Carrying         Fair
                                         Amount           Value            Amount          Value
Financial liabilities
Mortgage debt........................$      398,853  $      405,695    $      410,200 $    410,200
Management fees due to Courtyard
  Management Corporation.............$       36,442  $       16,681    $       35,809 $      9,995
Due to Host Marriott Corporation.....$           --  $           --    $          747 $        747


The 1996 estimated fair value of mortgage debt obligations was based on the quoted market prices at December 31, 1996.

The 1995 estimated fair values of mortgage debt obligations and amounts due to Host Marriott Corporation are based on their carrying amounts as these items were repaid on January 24, 1996. Consistent with the prior year, the 1996 management fees due to the Courtyard Management Corporation are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.


NOTE 6.       MORTGAGE DEBT

Overview

For 1995, the accompanying consolidated financial statements reflect the pushed-down effects of an equivalent principal amount of the Partnership's debt which was repaid with the proceeds of the offering as discussed below. Therefore, debt consisted of the following at December 31, 1995 (in thousands):

                                    Partnership      Associates

Mortgage Debt A.......................$ 275,000     $  209,612
Mortgage Debt B.......................  230,500        175,976
IRB Debt..............................   25,600         19,690
Host Marriott IRB Liability loans.....    6,489          4,922
                                      ---------     ----------
                                      $ 537,589     $  410,200
                                      =========     ==========

The following discussion of bank mortgage debt, swaps, debt service guarantees, foreclosure guarantees, Host Marriott IRB Liability advances and repayments and the ground rent facility reflect actual amounts in relation to the Partnership. Therefore, amounts discussed herein are not reflective of "push down" amounts to Associates.

--------------------------------------------------------------------------------
On January 24, 1996, the Partnership and Associates completed two refinancings of the existing debt through the private placements of $127.4 million of Senior Notes and $410.2 million of multiclass commercial mortgage pass-through certificates, respectively.

The net proceeds from the placement of the Senior Notes and the Certificates and existing Partnership cash were used as follows: (i) to repay the Partnership's existing Mortgage Debt A of $275 million and Mortgage Debt B of $230.5 million,
(ii) to repay the IRB Debt of $25.6 million, (iii) to repay advances from the Host Marriott related to certain IRB Hotels loans of $6.5 million and (iv) to pay certain costs of structuring and issuing the Senior Notes and the Certificates.

Upon repayment of Mortgage Debt A and Mortgage Debt B, Host Marriott was released from its obligations under (i) the Mortgage Debt A and Mortgage Debt B debt service guarantees, (ii) the foreclosure guarantee and (iii) the Ground Rent Facility as defined.

Bank Mortgage Debt

Mortgage Debt A and B were non-recourse and bore interest at a floating rate equal to (i) the adjusted CD Rate or LIBOR, as defined, plus (ii) .75 percentage points. Mortgage Debt A and B required no principal amortization prior to maturity on December 15, 1995 and September 5, 1996, respectively.

During the period from 1989 through 1994, to reduce the Partnership's exposure to floating interest rates, the Partnership entered into two swap agreements effectively fixing the interest rates on Mortgage Note A and a large portion of Mortgage Note B.

The combined effective interest rate for Mortgage Debt A and B was 6.67% from January 1, 1996 through January 23, 1996, 7% for 1995, and 8.08% for 1994. The combined average interest rate at January 23, 1996 for Mortgage Debt A and B was 6.58%.

As security for the Mortgage Debt A (36 Hotels) and Mortgage Debt B (29 Hotels) the banks held mortgages on the Partnership's fee or leasehold interest on the respective Hotels. The banks also had security interests under their respective mortgages in the personal property associated with those Hotels and obtained an assignment of the Partnership's rights under the management agreement and the Purchase Agreement.

On December 15, 1995, the Partnership and the Mortgage Debt A lenders amended the loan agreement to extend the maturity date of Mortgage Debt A from December 15, 1995 to February 15, 1996 (the "Extension Period"). This amendment provided for interest during the Extension Period equal to the following:

December 16, 1995 through January 15, 1996........Adjusted CD Rate or
                                                 LIBOR plus 1 percentage point



January 16, 1996 through February 15, 1996........Adjusted CD Rate or
                                              LIBOR plus 1.25 percentage points

In connection with the Mortgage Debt A extension, the Partnership paid an extension fee to the Banks of $1,085,000 which was amortized as interest expense during the Extension Period.

--------------------------------------------------------------------------------

Bank Mortgage Debt Guarantees

Prior to the initial refinancing, in 1987 Host Marriott had guaranteed payment of up to $60 million of debt service on the $500 million of non-recourse mortgage debt (the "MFS Mortgage Debt") from Marriott Financial Services, Inc. ("MFS"), a wholly-owned subsidiary of Host Marriott. As a result of the initial refinancing, this guarantee was allocated $32.6 million to Mortgage Debt A and $27.4 million to Mortgage Debt B. Any payments by Host Marriott under the Mortgage Debt guarantees were treated as loans to the Partnership and bore interest at one percentage point in excess of the prime rate of interest announced by Bankers Trust Company of New York (the "Prime Rate").

During 1995, Host Marriott was released from its remaining original Mortgage Debt A guarantee obligation of $32.6 million as certain debt service coverage requirements were met. Host Marriott was released from the remaining original guarantees on January 24, 1996, the date when Mortgage Debt A and Mortgage Debt B were repaid in full.

During 1994, the Partnership, Manager and Mortgage Debt A and B lenders agreed that the Partnership would establish reserve accounts for Mortgage Debt A and B and contribute 1% of Hotel sales on the respective Mortgage Debt A and B properties to these reserves for 1993 through the respective loan maturities. The initial contribution, made in 1994, included the required contribution for 1993. On January 24, 1996, these reserves were used to pay costs associated with the refinancing of these loans and to repay a portion of these loans upon maturity.

In addition, the General Partner had provided a guarantee to MFS that, in the event of a foreclosure, proceeds under the MFS Mortgage Debt would be at least $75 million. This foreclosure guarantee was allocated $40.8 million to Mortgage Debt A and $34.2 million to Mortgage Debt B. Upon completion of the debt refinancing on January 24, 1996, Host Marriott was released from its obligations pursuant to the foreclosure guarantee.

IRB Debt

The IRB Debt was refinanced on January 24, 1996 and the IRB Debt was repaid in full. The $25.6 million of IRB Debt outstanding at December 31, 1995 was backed by direct-pay letters of credit from commercial banks that would have expired in February, November and December 1996. These issues were subject to mandatory prepayment upon expiration of the letters of credit unless replacement letters of credit were secured. The IRB Debt bore interest at daily, weekly or fixed rates at the option of the Partnership, and was limited to a maximum interest rate of 15%. During the period from January 1, 1996 through January 23, 1996, the interest rates on the IRB Debt ranged from 2.65% to 6.1%. In 1995 and 1994, the interest rates on the IRB Debt ranged from 1.9% to 6.1% and 1.15% to 6.05%, respectively. The interest rate on the IRB Debt was 3.2% at January 23, 1996.

The bondholders had the right to demand purchase of any of the bonds at the expiration of specified interest rate periods. Had the Partnership failed to make the required payments of principal and interest on the IRB Debt, Host Marriott would have been required to make such payments ("Host Marriott's IRB Liability"). Through January 24, 1996, the Partnership purchased a total of $15.4 million of bonds/IRB Debt with proceeds advanced by Host Marriott (see below) when presented by certain bondholders. These loans bore interest at one percentage point in excess of the Prime Rate (8.5% at January 23, 1996). The weighted average interest rate was 9.5% for the period from January 1, 1996 through January 23, 1996, 9.83% for 1995 and 8.14% for 1994. As of December 31, 1995, $6.5 million of Host Marriott IRB Liability loans were outstanding. As discussed above, the $6.5 million of Host Marriott IRB Liability loans were repaid on January 24, 1996, from proceeds of the debt refinancing.

-------------------------------------------------------------------------------
Ground Rent Facility

Fifty-three of the Hotels are situated on land leased from MII or affiliates of MII, eight of the Hotels are situated on land leased from third parties. MFS had agreed to lend the Partnership up to $25 million (the "Ground Rent Facility") to the extent that the Partnership has insufficient funds to pay ground rent under any ground lease under certain circumstances. No amounts were ever advanced under the Ground Rent Facility. Upon refinancing of the Partnership Debt on January 24, 1996, MFS was released from the Ground Rent Facility.

Debt Refinancing - Certificates

The Certificates in an initial principal amount of $410.2 million were issued by CBM Funding. Proceeds from the sale of the Certificates were utilized by CBM Funding to provide a mortgage loan (the "Mortgage Loan") to Associates. The Certificates/Mortgage Loan require monthly payments of principal and interest based on a 17-year amortization schedule. The Mortgage Loan matures on January 28, 2008. However, the maturity date of the Certificates/Mortgage Loan may be extended until January 28, 2013 with the consent of 662/3% of the holders of the outstanding Certificates affected thereby. The Certificates were issued in the following classes and pass-through rates of interest.

                           Initial Certificate        Pass-Through
           Class                 Balance                  Rate
    -------------------     -------------------       ------------
        Class A-1          $        45,500,000           7.550%
        Class A-2          $        50,000,000           6.880%
     Class A-3P & I        $       129,500,000           7.080%
       Class A-3IO                Not Applicable         0.933%
          Class B          $        75,000,000           7.480%
          Class C          $       100,000,000           7.860%
          Class D          $        10,200,000           8.645%

The Class A-3IO Certificates receive payments of interest only based on a notional balance equal to the Class A-3P & I Certificate Balance.

The balance of the Certificates was $398.9 million at December 31, 1996. Principal amortization of $11.3 million of the Class A-1 Certificates was made during 1996. The weighted average interest rate for January 24, 1996, through December 31, 1996, was 7.7%. The average interest rate at December 31, 1996 was 7.6%.

The Certificates maturities are as follows (in thousands):

                      1997            $  13,298
                      1998               14,331
                      1999               15,443
                      2000               16,642
                      2001               17,934
                   Thereafter           321,205
                                      ---------
                                      $ 398,853
                                      =========

------------------------------------------------------------------------------

The Mortgage Loan is secured primarily by 69 cross-defaulted and cross-collateralized mortgages representing first priority mortgage liens on (i) the fee or leasehold interest in the 69 Hotels, related furniture, fixtures and equipment and the property improvement fund, (ii) the fee interest in the land leased from MII or their affiliates on which 53 Hotels are located, (iii) a pledge of Associates membership interest in and the related right to receive distributions from Associates II which owns the Deerfield Hotel and (iv) an assignment of the Management Agreement, as defined below. The Mortgage Loan is non-recourse to Associates, the Partnership and its partners.

Operating profit from the Hotels in excess of debt service on the Mortgage Loan is available to be distributed to the Partnership and Courtyard II Associates Management Corporation.

Prepayments of the Mortgage Loan are permitted with the payment of a premium (the "Prepayment Premium"). The Prepayment Premium is equal to the greater of
(i) one percent of the Mortgage Loan being prepaid or (ii) a yield maintenance amount based on a spread of .25% or .55% over the U.S. treasury rate, as defined.

On June 30, 1996, CBM Funding completed an exchange offer of its Multiclass Mortgage Pass-Through Certificates, Series 1006-1A with a principal balance of $406.2 million at that time ("Old Certificates"), for an equal amount of
Multiclass Mortgage Pass-Through Certificates, Series 1996-1B ("New Certificates"). The form and terms of the New Certificates are substantially identical to the form and terms of the Old Certificates, except that the New Certificates are registered under the Securities Act of 1933, as amended and their transfers are not restricted.


NOTE 7.       LEASES

The land on which 53 of the Hotels are located is leased from MII or affiliates of MII. In addition, eight of the Hotels are located on land leased from third parties. The land leases have remaining terms (including all renewal options) expiring between the years 2024 and 2068. The MII land leases and the third party land leases provide for rent based on specific percentages (from 2% to 15%) of certain sales categories subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. The Partnership also rents certain equipment for use in the Hotels.

In connection with the refinancing, the Partnership, as lessee, transferred its rights and obligations pursuant to the 53 ground leases with MII and affiliates to Associates. Additionally, MII and affiliates agreed to defer receipt of their ground lease payments to the extent that the Partnership or Associates has insufficient funds for debt service payments on the Senior Notes and the Mortgage Loan.

--------------------------------------------------------------------------------

Minimum future rental payments during the term of these operating leases are as follows (in thousands):

                                                Telephone
                Lease             Land          Equipment          Other
                Year             Leases          Leases           Leases
           --------------      ----------    --------------    ---------
                1997           $    9,230    $        1,125    $       966
                1998                9,230             1,106            561
                1999                9,230               787            101
                2000                9,230               589             --
                2001                9,230                --             --
             Thereafter           542,213                --             --
                               ----------    --------------    -----------
                               $  588,363    $        3,607    $     1,628
                               ==========    ==============    ===========

Total rent expense on land leases was $11,899,000 for 1996, $11,550,000 for 1995 and $10,787,000 for 1994.


NOTE 8.       MANAGEMENT AGREEMENT

To facilitate the refinancing, effective December 30, 1995, the original management agreement was restated into two separate management agreements. Associates entered into a management agreement with the Manager for the 69 Hotels which Associates directly owns and Associates II entered into a management agreement for the Deerfield Hotel which Associates II owns, collectively, (the "Management Agreement").

Term

The Management Agreement has an initial term expiring in 2013. The Manager may renew the term, as to one or more of the Hotels, at its option, for up to three successive terms of 10-years each and one final term of five years. The Partnership may terminate the Management Agreement if, during any three consecutive years after 1992, specified minimum operating results are not achieved. However, the Manager may prevent termination by paying to the Partnership the amount by which the minimum operating results were not achieved.

Management Fees

The Management Agreement provides for annual payments of (i) the base management fee equal to 3 1/2% of gross sales from the Hotels, (ii) the Courtyard management fee equal to 2 1/2% of gross sales from the Hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined (20% of operating profit after the partners have received refinancing proceeds equal to 50% of the excess of (a) $154,736,842 over (b) cumulative distributions of adjusted sale proceeds (the "First Equity Refinancing").

Deferral Provisions

Due to the refinancing, beginning in 1996, one percent of the Courtyard management fee is deferred through maturity of the Senior Notes and the Mortgage Loan to the extent that the Partnership or Associates has insufficient funds for debt service payments on the Senior Notes and the Mortgage Loan. This change eliminated the previous deferral of the total Courtyard management fee to debt service through December 31, 1997.

-------------------------------------------------------------------------------
To the extent any Courtyard management fee, base management fee or incentive management fee is deferred, it will be added to deferred management fees. Deferred management fees accrue without interest, and will be payable out of 50% of available cash flow after payment of certain priorities as discussed below.

The priority return to the Partnership, as defined, was reduced from 10% of invested capital to 7% in 1996, 8% in 1997, 9% in 1998 and then returning to 10% for 1999 and thereafter. Operating profit from the Hotels (which reflects the deduction of the base and Courtyard management fees and MII ground rent) will be used to pay the following, in order of priority: (i) debt service on the Senior Notes and Mortgage Loan, (ii) to repay working capital loans to the Manager,
(iii) to repay deferred ground rent to MII and their affiliates, (iv) to repay ground lease advances to MII and their affiliates, (v) the priority return to the Partnership which is 7% of invested capital for 1996, (vi) eighty percent of the remaining operating profit is applied to the payment of current incentive management fees, (vii) to repay advances to the Partnership, (viii) to repay foreclosure avoidance advances to the Manager and (ix) fifty percent of the remaining operating profit to repay deferred management fees to the Manager and fifty percent of remaining operating profit is paid to the Partnership. In 1996, the Partnership had $2.5 million of remaining operating profit after the payment of i) through viii) above. Fifty percent of this remaining operating profit was used to repay a portion of 1996 deferred incentive management fees to the Manager and the remainder was paid to the Partnership.

During 1996, $633,000 of incentive management fees were deferred while during 1995, $162,000 were repaid. Deferred incentive management fees were $6,197,000 and $5,564,000 as of December 31, 1996 and 1995, respectively. Deferred Courtyard management fees totalled $22,341,000 as of December 31, 1996 and 1995. Deferred base management fees as of December 31, 1996 and 1995 were $7,904,000.

Chain Services

The Manager is required to furnish certain services ("Chain Services") which are furnished generally on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. The total amount of Chain Services allocated to the Partnership was $9,474,000 in 1996, $9,224,000 in 1995 and $8,981,000 in 1994.

Working Capital

Associates is required to provide the Manager with working capital and fixed asset supplies to meet the operating needs of the Hotels. The refinancing required certain enhancements to the cash management system of the Manager such that additional working capital may be required for the operation of the Hotels. Therefore, on January 24, 1996, the Partnership, Associates and the Manager entered into a working capital maintenance agreement (the "Working Capital Agreement") and deposited $2.5 million as additional working capital for the operation of the Hotels. Upon termination of the Management Agreement, the working capital and supplies will be returned to Associates. As of December 31, 1996, the working capital balance was $8,761,000. This includes the $8,846,000 originally advanced less the $2,585,000 of excess working capital returned to the Partnership in 1991 and the $2,500,000 advanced during 1996. At December 31, 1996 and 1995, accumulated depreciation related to the supplies totalled $2,060,000.

--------------------------------------------------------------------------------
In addition, the Working Capital Agreement provides that the Partnership and Associates, collectively, reserve $2 million by February 1, 1997, and additional amounts such that the total balance is $5 million by February 1, 1998 (the "Working Capital Reserve"). The $2 million was reserved by Associates on January 31, 1997. The Working Capital Reserve will be available for payment of hotel operating expenses in the event that there is a downgrade in the long-term senior unsecured debt of MII to below a certain level, as described in the Mortgage Loan.

The obligation to fund the amounts required by the Working Capital Agreement is subordinate to debt service on the Senior Notes and the Mortgage Loan.

Property Improvement Fund

The Management Agreement provides for the establishment of a repairs and equipment reserve (property improvement fund) for the Hotels. The funding of this reserve is based on a percentage of gross Hotel sales. During 1994, the Partnership, Manager and the Mortgage Debt A and B lenders agreed that the Partnership would establish refinancing reserve accounts and contribute 1% of Hotel sales on the respective Mortgage Debt A and B properties to these reserves. Correspondingly, the Management Agreement was amended in order to reduce the contribution to the property improvement fund from 6% to 5% of gross Hotel sales for the Mortgage Debt A and B properties for 1993 through the respective loan maturities. The contribution for the five IRB Hotels remained at 6%. Upon completion of the refinancing on January 24, 1996, the contribution to the property improvement fund was established initially at 5% for all Hotels and may be increased, at the option of the Manager, to 6% of gross Hotel sales in 2001.


NOTE 9.       ENVIRONMENTAL CONTINGENCY

Based upon a study completed in December 1995, Associates has become aware of environmental contamination at one of the fee-owned properties owned by Associates II, the Deerfield Hotel, caused by the previous use of the site as a landfill and not caused by Associates. The property represents less than 5% of Associates' total assets and revenues as of December 31, 1996 and for the year ended, respectively. Associates is unable to determine the need for remediation, its potential responsibility, if any, for remediation and the extent of Associates' possible liability for any remediation costs. There can be no assurance that Associates will not have liability with respect to remediation of contamination at that site. Associates does not believe that any of the environmental matters are likely to have a material adverse effect on its business and operations.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                                         PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no directors or officers. The business and policy making functions of the Partnership are carried out through the directors and executive officers of CBM Two Corporation, the General Partner, who are listed below:

                                                                Age at
   Name                    Current Position                 December 31, 1996

  Robert E. Parsons        President and Director                 41
  Christopher G. Townsend  Vice President and Director            49
  Bruce F. Stemerman       Vice President and Director            41
  Earla L. Stowe           Vice President and                     35
                              Chief Accounting Officer
  Anna Mary Coburn         Secretary                              41
  Bruce Wardinski          Treasurer                              36

Business Experience

Robert E. Parsons joined Host Marriott's Corporate Finance Planning staff in 1981. In 1984, Mr. Parsons was made Director, Project Finance of Host Marriott's Treasury Department and in 1986 he was made Vice President, Project Finance of Host Marriott's Treasury Department. He was made Assistant Treasurer of Host Marriott in 1988 and was made Senior Vice President and Treasurer of Host Marriott in 1993. In October 1995, he was made Executive Vice President and Chief Financial Officer of Host Marriott. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

Christopher G. Townsend joined Host Marriott's Law Department in 1982 as a Senior Attorney. In 1984 he was made Assistant Secretary of Host Marriott. In 1986 he was made an Assistant General Counsel. He was made Senior Vice President, Corporate Secretary and Deputy General Counsel of Host Marriott in 1993. In January 1997, he was made General Counsel of Host Marriott. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

Bruce  F.  Stemerman  joined  Host  Marriott  in 1989  as  Director--Partnership
Services. He became Vice President--Lodging Partnerships in 1994 and became Senior Vice President--Asset Management in 1996. Prior to joining Host Marriott, Mr. Stemerman spent ten years with Price Waterhouse and became Senior Vice President--Asset Management in 1996. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

Earla L. Stowe was appointed to Vice President and Chief Accounting Officer of CBM Two Corporation on October 8, 1996. Ms. Stowe joined Host Marriott Corporation in 1982 and held various positions in the tax department until 1988. She joined the Partnership Services department as an accountant in 1988 and in 1989 she became an Assistant Manager--Partnership Services. She was promoted to Manager--Partnership Services in 1991 and to Director--Asset Management in 1996.

Anna Mary Coburn joined Host Marriott as an Attorney in 1988, became Assistant General Counsel in 1993, and was elected Corporate Secretary and Associate
General Counsel in 1997. Prior to joining Host Marriott, Ms. Coburn was an Attorney for the law firm of Shawe & Rosenthal and was a law clerk for the United States Court of Appeals for the Fourth Circuit.

Bruce Wardinski joined Host Marriott in 1987 as a Senior Financial Analyst of Financial Planning & Analysis and was named Manager in June 1988. He was appointed Director, Financial Planning & Analysis in 1989, Director of Project Finance in January 1990, Senior Director of Project Finance in June 1993, Vice President--Project Finance in June 1994, and Senior Vice President of International Development in October 1995. In June 1996, Mr. Wardinski was named Senior Vice President and Treasurer of Host Marriott. Prior to joining Host Marriott, Mr. Wardinski was with the public accounting firm Price Waterhouse.


ITEM 11.         MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the management agreements described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or director of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or director does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. For the fiscal years ending December 31, 1996, 1995 and 1994, the Partnership reimbursed the General Partner in the amount of $221,000, $306,000 and $219,000, respectively, for the cost of providing all administrative and other services as General Partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions."


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

As of December 31, 1996, no person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of limited partnership Units. The General Partner owns a total of 21.5 Units representing a 1.39% limited partnership interest in the Partnership.

The executive officers and directors of the General Partner, Host Marriott, MII and their respective affiliates do not own any units as of December 31, 1996.

The Partnership is not aware of any arrangements which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

To facilitate the refinancing, effective December 30, 1995, the original Management Agreement was restated into two separate management agreements. Associates entered into a management agreement with the Manager for the 69 Hotels which Associates directly owns and Associates II entered into a management agreement for the Deerfield Hotel which Associates II owns, collectively, (the "Management Agreement").

Term

The Management Agreement has an initial term expiring in 2013. The Manager may renew the term, as to one or more of the Hotels, at its option, for up to three successive terms of 10-years each and one final term of five years. The Partnership may terminate the Management Agreement if, during any three consecutive years after 1992, specified minimum operating results are not achieved. However, the Manager may prevent termination by paying to the Partnership the amount by which the minimum operating results were not achieved.

Management Fees

The Management Agreement provides for annual payments of (i) the base management fee equal to 3 1/2% of gross sales from the Hotels, (ii) the Courtyard management fee equal to 2 1/2% of gross sales from the Hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined (20% of operating profit after the Partners have received refinancing proceeds equal to 50% of the excess of (a) $154,736,842 over (b) cumulative distributions of adjusted sale proceeds (the "First Equity Refinancing").

Deferral Provisions

Until 1998, the Courtyard management fee will be deferred to the extent the Partnership does not have sufficient funds for debt service. Prior to 1994, the incentive management fee earned and paid was limited to a maximum of 55% of the remainder of (i) available cash flow, as defined, less (ii) the priority return. Thereafter, payment of any earned incentive management fee is limited to 80% of the amount by which available cash flow exceeds the priority return.

Beginning in 1996, one percent of the Courtyard management fee is deferred through maturity of the Senior Notes and the Mortgage Loan to the extent that the Partnership or Associates has insufficient funds for debt service payments on the Senior Notes and the Mortgage Loan.

To the extent any Courtyard management fee, base management fee or incentive management fee is deferred, it will be added to deferred management fees. Deferred management fees accrue without interest, and will be payable out of 50% of available cash flow after payment of certain priorities as discussed below.

The priority return to the Partnership, as defined, was reduced from 10% of invested capital to 7% in 1996, 8% in 1997, 9% in 1998 and then returning to 10% for 1999 and thereafter. Operating profit from the Hotels (which reflects the deduction of the base and Courtyard management fees and MII ground rent) will be used to pay the following, in order of priority: (i) debt service on the Senior Notes and Mortgage Loan, (ii) to repay working capital loans to the Manager, (iii) to repay deferred ground rent to MII and their affiliates, (iv) to repay ground lease advances to MII and their affiliates, (v) the priority return to the Partnership which is 7% of invested capital for 1996, (vi) eighty percent of the remaining operating profit is applied to the payment of current incentive management fees, (vii) to repay advances to the Partnership, (viii) to repay foreclosure avoidance advances to the Manager and (ix) fifty percent of the remaining operating profit after payment of (i) through (viii) to repay deferred management fees to the Manager and the other fifty percent is paid to the Partnership. In 1996, the Partnership had $2.5 million of remaining operating profit after the payment of i) through viii) above. Fifty percent of this remaining operating profit was used to repay a portion of 1996 deferred incentive management fees to the Manager and the remainder was paid to the Partnership.

During 1996, $633,000 of incentive management fees were deferred while during 1995, $162,000 were repaid. Deferred incentive management fees were $6,197,000 and $5,564,000 as of December 31, 1996 and 1995, respectively. Deferred Courtyard management fees totalled $22,341,000 as of December 31, 1996 and 1995. Deferred base management fees as of December 31, 1996 and 1995 were $7,904,000.

Chain Services

The Manager is required to furnish certain services ("Chain Services") which are furnished generally on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. The total amount of Chain Services allocated to the Partnership was $9,474,000 in 1996, $9,224,000 in 1995 and $8,981,000 in 1994.

Working Capital

The Partnership is required to provide the Manager with working capital and fixed asset supplies to meet the operating needs of the Hotels. The refinancing required certain enhancements to the cash management system of the Manager such that additional working capital may be required for the operation of the Hotels. Therefore, on January 24, 1996, the Partnership, Associates and the Manager entered into a working capital maintenance agreement (the "Working Capital Agreement") and deposited $2.5 million as additional working capital for the operation of the Hotels. Upon termination of the Management Agreement, the working capital and supplies will be returned to the Partnership. As of December 31, 1996, the working capital balance was $8,761,000. This includes the $8,846,000 originally advanced less the $2,585,000 of excess working capital returned to the Partnership in 1991 and the $2,500,000 advanced on January 24, 1996. At December 31, 1996 and 1995, accumulated depreciation related to the supplies totalled $2,060,000.

In addition, the Working Capital Agreement provides that the Partnership and Associates, collectively, reserve $2 million by February 1, 1997 and additional amounts such that the total balance is $5 million by February 1, 1998 (the "Working Capital Reserve"). The $2 million was reserved on January 31, 1997. The Working Capital Reserve will be available for payment of hotel operating expenses in the event that there is a downgrade in the long-term senior unsecured debt of MII to below a certain level, as described in the Mortgage Loan.

The obligation to fund the amounts required by the Working Capital Agreement is subordinate to debt service on the Senior Notes and the Mortgage Loan.

Property Improvement Funds

The Management Agreement provides for the establishment of a repairs and equipment reserve (property improvement fund) for the Hotels. The funding of this reserve is based on a percentage of gross Hotel sales. During 1994, the Partnership, Manager and the Mortgage Debt A and B lenders agreed that the Partnership would establish refinancing reserve accounts and contribute 1% of Hotel sales on the respective Mortgage Debt A and B properties to these reserves. Correspondingly, the Management Agreement was amended in order to reduce the contribution to the property improvement fund from 6% to 5% of gross Hotel sales for the Mortgage Debt A and B properties for 1993 through the respective loan maturities. The contribution for the five IRB Hotels remained at 6%. Upon completion of the refinancing on January 24, 1996, the contribution to the property improvement fund was established initially at 5% for all Hotels and may be increased, at the option of the Manager, to 6% of gross Hotel sales in 2001. Additionally, the Partnership is no longer required to contribute 1% of gross Hotel sales from the Mortgage Debt A and Mortgage Debt B Hotels to the refinancing reserves.

Payments to MII and Subsidiaries

The following table sets forth the amount paid to MII and affiliates under both the Management Agreement and the ground lease agreements for the years ended December 31, 1996, 1995 and 1994 (in thousands). The table also sets forth accrued but unpaid base, Courtyard and incentive management fees:
                                             1996          1995          1994
                                          -----------    ----------    -------
Incentive management fee...............$    11,407    $   10,480    $     3,839
Ground rent............................     10,172         9,856          9,284
Chain services allocation..............      9,474         9,224          8,981
Base management fee....................      9,230         8,604          8,123
Courtyard management fee...............      6,592         6,145          5,802
Deferred incentive management fees.....         --           162             --
                                       -----------    ----------    -----------
                                       $    46,875    $    44,471   $    36,029
                                       ===========    ===========   ===========

Accrued but unpaid fees:
Incentive management fee...............$       633    $       --    $     5,564
                                       ===========    ==========    ===========

IRB Advances and General Partner Loans

The IRB Debt was refinanced on January 24, 1996 and the IRB Debt was repaid in full. The $25.6 million of IRB Debt outstanding at December 31, 1995 was backed by direct-pay letters of credit from commercial banks that would have expired in February, November and December 1996. These issues were subject to mandatory prepayment upon expiration of the letters of credit unless replacement letters of credit were secured. The IRB Debt bore interest at daily, weekly or fixed rates at the option of the Partnership, and was limited to a maximum interest rate of 15%. From January 1, 1996, through January 23, 1996, the interest rates on the IRB Debt ranged from 2.65% to 6.1%. In 1995 and 1994, the interest rates on the IRB Debt ranged from 1.9% to 6.1% and 1.15% to 6.05%, respectively. The interest rate on the IRB Debt was 3.2% at January 23, 1996.

The bondholders had the right to demand purchase of any of the bonds at the expiration of specified interest rate periods. Had the Partnership fail to make the required payments of principal and interest on the IRB Debt, Host Marriott would have been required to make such payments ("Host Marriott's IRB Liability"). Through January 24, 1996, the Partnership purchased a total of $15.4 million of bonds/IRB Debt with proceeds advanced by Host Marriott when presented by certain bondholders. These loans bore interest at one percentage point in excess of the Prime Rate (8.5% at January 23, 1996). The weighted average interest rate was 9.5% for the period from January 1, 1996 through January 23, 1996, 9.83% for 1995 and 8.14% for 1994. In 1993 and 1994, the Partnership was able to repay the General Partner $8.9 million. As of December 31, 1995, $6.5 million of Host Marriott IRB Liability loans were outstanding. As discussed above, the $6.5 million of Host Marriott IRB Liability loans were repaid on January 24, 1996 from proceeds of the debt refinancing.

Payments to Host Marriott and Subsidiaries

The following sets forth amounts paid by the Partnership to Host Marriott and its subsidiaries for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                         1996          1995          1994
                                                     ---------    ----------    ----------
Principal and interest on General Partner loan.....$     7,508    $      445    $     4,161
Administrative expenses reimbursed.................        221           306            219
Cash distributions (as a limited partner)..........        102            76            123
                                                   -----------    ----------    -----------
                                                   $     7,831     $    827      $    4,503
                                                   ===========     =========    ===========

Mortgage Debt Guarantees

Prior to the initial refinancing, in 1987 Host Marriott had guaranteed payment of up to $60 million of debt service on the MFS Mortgage Debt. As a result of the initial refinancing, this guarantee was allocated $32.6 million to Mortgage Debt A and $27.4 million to Mortgage Debt B. Any payments by Host Marriott under the Mortgage Debt guarantees were treated as loans to the Partnership and bore interest at one percentage point in excess of the prime rate of interest announced by Bankers Trust Company of New York (the "Prime Rate").

During 1995, Host Marriott was released from its original Mortgage Debt A guarantee obligation of $32.6 million as certain debt service coverage requirements were met. As a result, as of December 31, 1995, $5.4 million and $27.4 million, respectively, was available under Mortgage Debt A and B guarantees. Host Marriott was released from the original guarantees on January 24, 1996, the date when Mortgage Debt A and Mortgage Debt B were repaid in full.

During 1994, the Partnership, Manager and Mortgage Debt A and B lenders agreed that the Partnership would establish reserve accounts for Mortgage Debt A and B and contribute 1% of Hotel sales on the respective Mortgage Debt A and B properties to these reserves for 1993 through the respective loan maturities. The initial contribution, made in 1994, included the required contribution for 1993. On January 24, 1996, these reserves were used to pay costs associated with the refinancing of these loans and to repay a portion of these loans upon maturity.

In addition, the General Partner had provided a guarantee to MFS that, in the event of a foreclosure, proceeds under the MFS Mortgage Debt would be at least $75 million. This foreclosure guarantee was allocated $40.8 million to Mortgage Debt A and $34.2 million to Mortgage Debt B. Upon completion of the debt refinancing on January 24, 1996, Host Marriott was released from its obligations pursuant to the foreclosure guarantee.

                                                          PART IV


ITEM 14. EXHIBITS, SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)   List of Documents Filed as Part of This Report

              (1)      Financial Statements
                       All financial  statements  of the  registrant as set
                      forth under Item 8 of this Report on Form 10-K.

              (2)      Financial Statement Schedules

                       The following financial information is filed herewith on the pages indicated.

                       Schedule I - Condensed Consolidated Financial
                                    Information of Registrant

                       Schedule III - Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

                   (3)      EXHIBITS
   Exhibit
   Number                                                 Description                                           Page
----------   -----------------------------------------------------------------------------------------------------------

    *3.1       Amended and Restated Partnership Agreement of Limited Partnership of Courtyard by                N/A
                  Marriott II Limited Partnership (the "Partnership") dated October 30, 1987

    *3.2       Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of the              N/A
                  Partnership

    *3.3       Certificate of Limited Partnership of the Partnership                                            N/A

    *3.4       Amended and Restated Certificate of Incorporation of the Courtyard II Finance Company            N/A
                  ("Finance")

    *3.5       By-laws of Finance                                                                               N/A

     3.6       Agreement of Limited Partnership of Courtyard II Associates, L.P. ("Associates")                 N/A
                  (Incorporated by reference herein to Exhibit 3.1 to Associates Form S-4 filed with the
                  Commission on March 14, 1996.)

     3.7       Certificate of Limited Partnership of Associates (Incorporated by reference herein to Exhibit    N/A
                  3.2 to Associates Form S-4 filed with the Commission on March 14, 1996.)

     3.8       Amended and Restated Certificate of Incorporation of CBM Funding Corporation                     N/A
                  ("Funding") (Incorporated by reference herein to Exhibit 3.3 to Associates Form S-4 filed with the Commission on March 14, 1996.)

     3.9       By-laws of Funding (Incorporated by reference herein to Exhibit 3.4 to Associates Form S-4       N/A
                  filed with the Commission on March 14, 1996.)








    *4.1       Indenture dated as of January 24, 1996 among the Partnership and Finance and IBJ Schroder        N/A
                  Bank & Trust Company (the"Indenture")

    *4.3       Exchange and Registration Rights Agreement dated as of January 24, 1996 among the                N/A
                  Partnership and Finance and Lehman Brothers Inc.

    *4.4          Intercreditor  Agreement  dated as of  January  24,
                  1996 among IBJ  Schroder  Bank & Trust N/A Company,
                  Bankers  Trust  Company,  Marine  Midland Bank (the
                  "CMBS  Trustee"),   the  Partnership  and  Finance,
                  Associates,   Courtyard  II  Associates  Management
                  Corporation  (the "Managing  General  Partner") and
                  Funding

    *4.5       Trust and Servicing Agreement dated as of January 1, 1996 among Funding, Bankers Trust           N/A
                  Company and the CMBS Trustee

    *4.6       Exchange and Registration Rights Agreement dated as of January 24, 1996 among the                N/A
                  Partnership, Associates, Funding and Lehman Brothers Inc.

    *10.1      Amended and Restated Management Agreement dated as of December 30, 1995, between                 N/A
                  the Partnership and Courtyard Management Corporation (the "Manager")

    *10.2      Management Agreement dated as of December 30, 1995 between the Partnership and the               N/A
                  Manager

   **10.3      Assignment of Lease and Warranty and Assumption of Obligations between Marriott                  N/A
                  Corporation and the Partnership dated October 30, 1987 for the Tampa, FL property.
                  Marriott Hotel Land Leases between Holtsinger, Inc. and Bert Chase, Trustee dated June
                  13, 1968.

   **10.4      Assignment of Lease and Warranty and Assumption of Obligations between Marriott                  N/A
                  Corporation and the Partnership dated August 12, 1988 for the Atlanta-Roswell, GA property.  Marriott Hotel Land Lease between Marriott Corporation and Roswell Landing
                  Associates dated June 10, 1986.

   **10.5         Assignment of Lease and Warranty and  Assumption of
                  Obligations  between  Marriott N/A  Corporation and
                  the  Partnership   dated  July  15,  1988  for  the
                  Norwalk,  CT  property.  Marriott  Hotel Land Lease
                  between  Marriott  Corporation and Mary E. Fabrizio
                  dated January 6, 1986.

   **10.6      Assignment of Lease and Warranty and Assumption of Obligations between Marriott                  N/A
                  Corporation and the Partnership  dated February 24,
                  1988 for the Fresno,  CA property.  Marriott  Hotel
                  Land Lease between Marriott Corporation and Richard
                  Erganian,  Miche Erganian, Aram Erganian and Aznive
                  Erganian dated June 6, 1984.

   **10.7      Assignment of Lease and Warranty and Assumption of Obligations between Marriott                  N/A
                  Corporation and the Partnership dated August 12, 1988 for the Cupertino, CA property.
                  Marriott Hotel Land Lease between Marriott Corporation and Vallco Park, Ltd. dated
                  March 31, 1987.

   **10.8      Marriott Hotel Land Lease between Marriott Corporation and Pizzagalli Investment                 N/A
                  Company dated September 22, 1986.

   **10.9      Assignment of Lease and Warranty and Assumption of Obligations between Marriott                  N/A
                  Corporation and the Partnership dated May 19, 1989 for the Charlotte South Park, NC property.  Marriott Hotel Land Lease between Marriott Corporation and Queens
                  Properties, Inc. dated January 19, 1987.








   **10.10     Assignment of Lease and Warranty and Assumption of Obligations between Marriott                  N/A
                  Corporation and the Partnership dated January 27, 1989 for the Philadelphia/Devon, PA property.  Marriott Hotel Land Lease between Marriott Corporation and Three
                  Philadelphia/Devon Square Associates dated July 15, 1986.

   **10.11     Associates received an assignment from the Partnership, which had received an assignment         N/A
                  from Host Marriott, of 15 ground leases for land that Host Marriott had previously leased from various affiliates (the "Original Landlords").  The ground leases are identical in all material respects except as to their assignment dates to the Partnership and the rents due
                  (Exhibit A of each ground lease).  The schedule below sets forth the terms of each ground lease not filed which differ from the copy of the example ground lease (Hoover, AL)
                  which was previously filed with the Commission.  In addition, a copy of Exhibit A was filed for each excluded ground lease.


             Property                            State             Assignment Date               Original Landlord
             Foster City                          CA                  10/30/87                Essex House Condominium
                                                                                               Corporation ("Essex")
             Marin/Larkspur Landing               CA                  10/30/87                         Essex
             Denver/Southeast                     CO                  10/30/87                         Essex
             Atlanta/Perimeter Center             GA                  02/24/88                         Essex
             Indianapolis/Castleton               IN                  10/30/87                         Essex
             Lexington/North                      KY                  10/07/88                         Essex
             Annapolis                            MD                  05/19/89                         Essex
             Minneapolis Airport                  MN                  10/30/87                         Essex
             St. Louis/Creve Couer                MO                  10/30/87                         Essex
             Rye                                  NY                  03/29/88                         Essex
             Greenville                           SC                  03/29/88                         Essex
             Memphis Airport                      TN                  10/30/87                         Essex
             Nashville Airport                    TN                  02/24/88                         Essex
             Dallas/Stemmon                       TX                  10/30/87                         Essex
             San Antonio/Downtown                 TX                  03/23/90                         Essex


**10.12    Associates received an assignment from the Partnership of 38 ground leases which                        N/A
              the Partnership had entered into with Marriott International, Inc., ("MII").  The 38 ground leases are identical in all material respects except as to their effective lease dates and the rents due (Exhibit A of each ground lease).  The schedule below sets forth the terms of each ground lease not filed which differ from the copy of the example ground lease (Huntsville, AL) which was previously filed with the
              Commission.  In addition, a copy of Exhibit A was filed for each excluded ground lease.


               Property                       State      Effective Lease Date
               --------                       -----      --------------------
               Birmingham/Hoover              AL         10/30/87
               Huntsville                     AL         10/30/87
               Phoenix/Mesa                   AZ         04/22/88
               Phoenix/Metrocenter            AZ         10/01/87
               Tucson Airport                 AZ         12/30/88
               Little Rock                    AR         09/09/88
               Bakersfield                    CA         05/30/88
               Hacienda Heights               CA         03/30/90
               Palm Springs                   CA         12/20/88
               Torrance                       CA         12/30/88
               Boulder                        CO         11/04/88
               Wallingford                    CT         04/24/90
               Ft. Myers                      FL         11/04/88
               Ft. Lauderdale/Plantation      FL         12/02/88
               St. Petersburg                 FL         01/26/90
               West Palm Beach                FL         02/24/89
               Atlanta/Gwinnett Mall          GA         10/30/87
               Chicago/Glenview               IL         10/06/89







                          Chicago/Highland Park          IL         07/15/88
                          Chicago/Waukegan               IL         08/12/88
                          Chicago/Wood Dale Park         IL         09/09/88
                          Kansas City/Overland Park      KS         04/21/89
                          Silver Spring                  MD         10/07/88
                          Boston/Andover                 MA         02/24/89
                          Detroit Airport                MI         02/24/88
                          Detroit/Livonia                MI         03/29/88
                          St. Louis/Westport             MO         10/07/88
                          Lincroft/Red Bank              NJ         07/15/88
                          Raleigh/Cary                   NC         08/12/88
                          Dayton Mall                    OH         10/30/87
                          Toledo                         OH         07/15/88
                          Oklahoma City Airport          OK         10/07/88
                          Portland/Beaverton             OR         05/19/89
                          Columbia                       SC         04/21/89
                          Dallas/Northeast               TX         04/22/88
                          Charlottesville                VA         04/21/89
                          Manassas                       VA         05/19/89
                          Seattle/Southcenter            WA         05/19/89


***10.13               Contribution Agreement dated as of January 24, 1996 among the                                        N/A
                          Partnership, the Managing General Partner and Associates

***10.14               Bill of Sale and Assignment and Assumption Agreement dated as of                                     N/A
                          January 24, 1996 by the Partnership to Associates

*10.15                 Assignment and Assumption of Management Agreement dated as of                                        N/A
                          January 24, 1996 by the Partnership to Associates

***10.16               Contribution Agreement dated as of January 24, 1996 among the                                        N/A
                          Partnership, the Managing General Partner and Courtyard II Associates
                          LLC ("Deerfield LLC")

***10.17               Bill of Sale and Assignment and Assumption Agreement dated as of                                     N/A
                          January 24, 1996 by the Partnership to Deerfield LLC

*10.18                 Deed to the Courtyard by Marriott Hotel in Chicago/Deerfield,                                        N/A
                          Illinois dated as of January 24, 1996 by the Partnership to Deerfield LLC

*10.19                 Assignment and Assumption of Management Agreement dated as of                                        N/A
                          January 24, 1996 by the Partnership to Deerfield LLC

*10.20                 Loan Agreement dated as of January 24, 1996 by and between                                           N/A
                          Associates and Funding

*10.21                 Mortgage Note, dated as of January 24, 1996, in the principal                                        N/A
                          amount of $410,200,000 by Associates to Funding

*10.22                 Security Agreement dated as of January 24, 1996 by and between                                       N/A
                          Associates and Funding

*10.23                 Pledge Agreement dated as of January 24, 1996 by and between                                         N/A
                          Associates and Funding

*10.24                 Collateral Assignment of Management Agreement and Subordination                                      N/A
                          Agreement dated as of January 24, 1996, by and among Associates, the
                          Manager and Funding








*10.25                 Amendment of Ground Leases dated as of January 24, 1996 by and                                       N/A
                          among Associates, Marriott International, Inc. and Essex House
                          Condominium Corporation ("Essex")

*10.26                 Environmental Indemnity Agreement dated as of January 24, 1996                                       N/A
                          by Associates and the Managing General Partner for the benefit of Funding

*10.27                 Associates, as mortgagor, and Funding, as mortgagee, entered into                                    N/A
                          53 fee and leasehold mortgages, each dated as of January 24, 1996.  The 53 mortgages are identical in all material respects except as to the underlying property to which they relate and, in certain instances, additional parties thereto.  The schedule below sets forth the terms of each mortgage not filed which differ from the copy of the example mortgage (Birmingham/Hoover,
                          AL) which is filed herewith.

                           Property                                State              Additional Party
                           --------                                -----              ----------------
                           Birmingham/Hoover                         AL                     Essex
                           Huntsville                                AL                      MII
                           Phoenix/Mesa                              AZ                      MII
                           Phoenix/Metrocenter                       AZ                      MII
                           Tucson Airport                            AZ                      MII
                           Little Rock                               AR                      MII
                           Bakersfield                               CA                      MII
                           Foster City                               CA                      MII
                           Hacienda Heights                          CA                      MII
                           Marin/Larkspur Landing                    CA                      MII
                           Palm Springs                              CA                      MII
                           Torrance                                  CA                      MII
                           Boulder                                   CO                      MII
                           Denver/Southeast                          CO                     Essex
                           Wallingford                               CT                      MII
                           Ft. Myers                                 FL                      MII
                           Ft. Lauderdale/Plantation                 FL                      MII
                           St. Petersburg                            FL                      MII
                           West Palm Beach                           FL                      MII
                           Atlanta/Gwinnett Mall                     GA                      MII
                           Atlanta/Perimeter Center                  GA                     Essex
                           Chicago/Glenview                          IL                      MII
                           Chicago/Highland Park                     IL                      MII
                           Chicago/Waukegan                          IL                      MII
                           Chicago/Wood Dale                         IL                      MII
                           Indianapolis/Castleton                    IN                     Essex
                           Kansas City/Overland Park                 KS                      MII
                           Lexington/North                           KY                     Essex
                           Annapolis                                 MD           Essex and the Partnership
                           Silver Spring                             MD            MII and the Partnership
                           Boston/Andover                            MA                      MII
                           Detroit Airport                           MI                      MII
                           Detroit/Livonia                           MI                      MII
                           Minneapolis Airport                       MN                     Essex
                           St. Louis/Creve Couer                     MN                     Essex
                           St. Louis/Westport                        MO                      MII
                           Lincroft/Red Bank                         NJ                      MII
                           Rye                                       NY                     Essex
                           Raleigh/Cary                              NC                      MII
                           Dayton Mall                               OH                      MII
                           Toledo                                    OH                      MII
                           Oklahoma City Airport                     OK                      MII
                           Portland/Beaverton                        OR                      MII
                           Columbia                                  SC                      MII
                           Greenville                                SC                     Essex







                           Memphis Airport                           TN                     Essex
                           Nashville Airport                         TN                     Essex
                           Dallas/Northeast                          TX                      MII
                           Dallas/Stemmons                           TX                     Essex
                           San Antonio/Downtown                      TX                     Essex
                           Charlottesville                           VA                      MII
                           Manassas                                  VA                      MII
                           Seattle/Southcenter                       WA                      MII

*10.28                   Associates, as mortgager, and Funding, as mortgagee, entered into 16                              N/A
                            fee leasehold mortgages, each dated as of January 24, 1996.  The 16 mortgages are identical in all material respects except as to the underlying property to which they relate.  The schedule below sets forth the terms of each mortgage not filed which differ from the copy of the example mortgage
                            (Birmingham/Homewood, AL) which is filed herewith.


                         Property                                   State
                         --------                                   -----
                         Birmingham/Homewood                        AL
                         Cupertino                                  CA
                         Fresno                                     CA
                         Denver Airport                             CO
                         Norwalk                                    CT
                         Tampa/Westshore                            FL
                         Atlanta Airport South                      GA
                         Atlanta/Roswell                            GA
                         Arlington Heights South                    IL
                         Chicago/Lincolnshire                       IL
                         Chicago/Oakbrook Terrace                   IL
                         Rockford                                   IL
                         Poughkeepsie                               NY
                         Charlotte/South Park                       NC
                         Philadelphia/Devon                         PA
                         Dallas/Plano                               TX


*10.29                   Assignment of Loan Documents dated as of January                                               N/A
                            24, 1996 by Funding to the CMBS Trustee

10.30                    Assignment and Assumption of Management Agreement dated as of                                  N/A
                            January 24, 1996 by the Partnership to Associates with attached
                            Management Agreement (Incorporated by reference herein to Exhibit
                            10.1 to Associates Form S-4 filed with the Commission on March 14,
                            1996.)

10.31                    Working Capital Maintenance Agreement dated as of January 24, 1996,                            N/A
                         by and among the Partnership, Associates, and the Manager.
                         (Incorporated by reference to the exhibit previously filed as exhibit number 10.23 in Amendment No. 1 to Form S-4 Exchange Offer filed by
                         CBM Funding and Associates with the Commission in May 10, 1996.)

*21.1                    Subsidiaries of the Partnership                                                                N/A











* Incorporated herein by reference to the same numbered exhibit in the Partnership's and Finance's Registration Statement on Form S-4 for 10
       3/4% Series B Senior  Secured Notes due 2008,  previously  filed with the
       Commission on March 7, 1996.

**     Incorporated   by  reference  to  the  same   numbered   exhibit  in  the
       Partnership's  Annual  Report  on Form  10-K for the  fiscal  year  ended
       December 31, 1994.

*** Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Form S-4 Registration Statement previously filed with the Commission by the Partnership on April 25, 1996.


             (b)   REPORTS ON FORM 8-K

                   Form 8-K dated January 24, 1996, was filed on March 11, 1996.





                                                                   SCHEDULE I
                                                                  Page 1 of 4

                          COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                   CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
                                 CONDENSED CONSOLIDATED BALANCE SHEET
                                             December 31,
                                                 1996
                                           (in thousands)

ASSETS

Investments in restricted subsidiaries ......................$        81,109
Other assets.................................................          5,177
Restricted cash..............................................          6,848
Cash and cash equivalents....................................          8,194
                                                             ---------------

       Total Assets..........................................$       101,328
                                                             ===============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Debt .................................................... $       127,400
   Accounts payable and accrued expenses.....................          5,869
                                                             ---------------

       Total liabilities.....................................        133,269
                                                             ---------------

PARTNERS' CAPITAL (DEFICIT)
   General Partner
     Capital contribution...................................         11,306
     Cumulative net losses..................................         (5,241)
     Capital distributions..................................           (278)
                                                            ---------------
                                                                      5,787
                                                            ---------------


   Limited Partners
     Capital contributions, net of offering costs of $17,189..      129,064
     Cumulative net losses....................................      (99,582)
     Capital distributions....................................      (67,025)
     Investor notes receivable................................         (185)
                                                              -------------
                                                                    (37,728)
                                                              -------------

       Total Partners' Deficit................................      (31,941)
                                                              -------------
                                                              $     101,328
                                                              =============




The Notes to Consolidated Financial Statements of Courtyard by Marriott II Limited Partnership are an integral part of these statements.













 See Accompanying Notes to Condensed Consolidated Financial Information.

                                                                   SCHEDULE I
                                                                  Page 2 of 4


                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
             CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         Fiscal year ended December 31, 1996

                                                                    1996
                                                               (in thousands)
                                                               --------------


Revenues.....................................................$       15,520
Operating costs and expenses.................................        13,637
                                                             --------------
Operating profit before Partnership expenses and interest....         1,883
Interest income..............................................           735
Interest expense.............................................       (15,804)
Partnership expense..........................................          (344)
                                                             --------------
Loss before equity in earnings of restricted subsidiaries....       (13,530)
Equity in earnings of restricted subsidiaries................        24,071
                                                             --------------

     Net income..............................................$       10,541
                                                             ==============


Notes to Consolidated Financial Statements of Courtyard by Marriott II Limited Partnership are an integral part of these statements.

































       See Accompanying Notes to Condensed Consolidated Financial Information.

                                                                     SCHEDULE I
                                                                    Page 3 of 4


                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
         CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     Fiscal year ended December 31, 1996

                                                                1996
                                                           (in thousands)
                                                           --------------

Cash used in operations....................................        (6,659)
                                                           --------------


INVESTING ACTIVITIES
   Dividends from restricted subsidiaries..................        17,203
   Contribution to Associates..............................       (10,627)
                                                           --------------

       Cash provided by investing activities...............         6,576
                                                           --------------


FINANCING ACTIVITIES
   Proceeds from issuance of debt..........................       127,400
   Repayment of debt.......................................      (127,400)
   Capital distributions...................................        (6,983)
   Deposit into the debt service reserve account...........        (6,848)
   Payment of financing costs..............................        (5,600)
                                                           --------------

       Cash used in financing activities...................       (19,431)
                                                           --------------

DECREASE IN CASH AND CASH EQUIVALENTS......................$      (19,514)

CASH AND CASH EQUIVALENTS at beginning of year.............        27,708
                                                           --------------

CASH AND CASH EQUIVALENTS at end of year...................$        8,194
                                                           ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest on debt......................$        8,312
                                                           ==============




The Notes to Consolidated Financial Statements of Courtyard by Marriott II Limited Partnership are an integral part of these statements.

















 See Accompanying Notes to Condensed Consolidated Financial Information.

                                                                    SCHEDULE I
                                                                   Page 4 of 4

                   COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
           CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A) The accompanying condensed financial information of Courtyard by Marriott II Limited Partnership (the "Partnership") present the financial position, results of operations and cash flows of the Partnership with the investment in, and operations of, consolidated subsidiaries with restricted net assets on the equity method of accounting.

         On January 24, 1996, the Partnership completed a refinancing of the Partnership's existing debt through the private placements of $127.4 million of senior secured notes (the "Senior Notes") and $410.2 million of multi-class commercial mortgage pass-through certificates (the "Certificates").

         In connection with the refinancing, the limited partners approved certain amendments to the partnership agreement and the management agreement. The partnership agreement amendment, among other things, allowed the formation of certain subsidiaries of the Partnership, including Courtyard II Finance Company ("Finance"), a wholly-owned subsidiary of the Partnership, who along with the Partnership is the co-issuer of the Senior Notes.

         Additionally, the Partnership formed a wholly-owned subsidiary, Courtyard II Associates Management Corporation ("Managing General Partner"). Managing General Partner was formed to be the managing general partner with a 1% general partner interest in Courtyard II Associates, L.P. ("Associates"), a Delaware limited partnership. The Partnership owns a 1% general partner interest and a 98% limited partner interest in Associates. On January 24, 1996, the Partnership contributed 69 Hotels and their related assets to Associates. Formation of Associates resulted in the Partnership's primary assets being its direct and indirect interest in Associates. Substantially all of Associates' net equity is restricted to distributions, loans or advances to the Partnership.

         Associates holds a 99% membership interest in CBM Associates II LLC ("Associates II") and Managing General Partner holds the remaining 1% membership interest. On January 24, 1996, the Partnership contributed the Hotel located in Deerfield, IL (the "Deerfield Hotel") and its related assets to Associates and the Managing General Partner simultaneously contributed the Hotel and its related assets to Associates II.

         CBM Funding Corporation ("CBM Funding"), a wholly-owned subsidiary of Associates, was also formed to make a mortgage loan (the "Mortgage Loan") to Associates from the proceeds of the sale of the Certificates.

         Associates is a restricted subsidiary of the Partnership and is accounted for under the equity method of accounting on the accompanying condensed financial information of the Partnership.

B) As mentioned above, on January 24, 1996, the Senior Notes of $127.4 million were issued by the Partnership and Finance. The Senior Notes bear interest at 10 3/4%, require semi-annual payments of interest and require no payments of principal until maturity on February 1, 2008. The Senior Notes are secured by a first priority pledge by the Partnership of (i) its 99% partnership interest (consisting of a 98% limited partner interest and a 1% general partner interest) in Associates and (ii) its 100% equity interest in the Managing General Partner. Finance has nominal assets, does not conduct any operations and does not provide any additional security for the Senior Notes.

C) The accompanying statement of operations reflect the equity in earnings of restricted subsidiaries after elimination of interest expense (see Note B).




                                                       SCHEDULE III

                                       COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                                         REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     December 31, 1996
                                                      (in thousands)



                                 Initial Costs                             Gross Amount at December 31, 1996
                            -----------------------                  ---------------------------------------
                                                      Subsequent
                                        Buildings &   Costs                 Buildings &             Accumulated
Description      Encumbrances  Land    Improvements   Capitalized  Land    Improvements    Total    Depreciation
-----------      ------------  ----    -----------   -----------   ----    ------------    -----    ------------
70 Courtyard by
Marriott Hotels   $526,253     $25,392    $493,565     $23,915     $25,392  $517,480       $542,872   $112,473
                  ========     =======    ========     =======     =======  ========       ========   ========





                      Date of
                   Completion of     Date             Depreciation
                    Construction    Acquired              Life

70 Courtyard by      1987-1990      1987-1990           40 years
Marriott Hotels




Notes:
                                                                          1994             1995             1996
                                                                      -------------    -------------    ------------
(a)  Reconciliation of Real Estate:
     Balance at beginning of year.....................................$     531,750    $     535,546    $    538,358
     Capital Expenditures.............................................        3,796            2,812           4,514
     Dispositions.....................................................           --               --              --
                                                                      -------------    -------------    ------------
     Balance at end of year...........................................$     535,546    $     538,358    $    542,872
                                                                      =============    =============    ============

(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of year.....................................$      69,346    $      83,321    $     97,726
     Depreciation.....................................................       13,975           14,405          14,747
                                                                      -------------    -------------    ------------
     Balance at end of year...........................................$      83,321    $      97,726    $    112,473
                                                                      =============    =============    ============

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $538.2 million at December 31, 1996.

(d) The Debt balance is $526.3 million as of December 31, 1996 and includes $127.4 million of Senior Notes and $398.9 million of Multiclass Mortgage Pass-through Certificates.

                                                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 1997.

                                                     COURTYARD BY MARRIOTT II
                                                     LIMITED PARTNERSHIP

                                                     By:    CBM TWO CORPORATION
                                                            General Partner



                                                           /s/Robert E. Parsons
                                                      -------------------------
                                                           Robert E. Parsons
                                                          President and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature                                         Title
                                                  (CBM TWO CORPORATION)


/s/ Robert E. Parsons
--------------------------------------------
                                                  President and Director
Robert E. Parsons                                 Principal Executive Officer)


/s/ Bruce F. Stemerman
--------------------------------------------
                                                   Vice President and Director
Bruce F. Stemerman


/s/ Christopher G. Townsend
--------------------------------------------
                                                   Vice President and Director
Christopher G. Townsend


/s/ Earla L. Stowe
--------------------------------------------
                                                   Vice President and
Earla L. Stowe                                     Chief Accounting Officer


/s/ Anna Mary Coburn
--------------------------------------------
                                                   Secretary
Anna Mary Coburn


/s/ Bruce Wardinski
--------------------------------------------
                                                   Treasurer
Bruce Wardinski