Form 10-Q
period 1997-03-28
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 1997-05-09
CIK 832179

-----------------------------------------------------------------------

                       Securities and Exchange Commission
                            Washington, D.C. 20549
                               Form 10-Q

      |x| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarter ended March 28, 1997
                                   OR




        |-| Transition Report Pursuant|to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      Commission File Number: 0-16728
                COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
    ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


               Delaware                               52-1533559
--------------------------------         -----------------------------------
(State or other jurisdiction of          I.R.S. Employer Identification No.)
incorporation or organization

                             10400 Fernwood Road
                              Bethesda, Maryland
                                   20817
--------------------------------------------------------------------------
                     Address of principal executive offices)


      Registrant's telephone number, including area code: 301-380-2070








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x No __
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                       COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          TABLE OF CONTENTS

                                                                      PAGE NO.
                   PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statement of Operations
              Twelve Weeks Ended March 28, 1997 and March 22, 1996....    1

           Condensed Consolidated Balance Sheet
              March 28, 1997 and December 31, 1996....................    2

           Condensed Consolidated Statement of Cash Flows
              Twelve Weeks ended March 28, 1997 and March 22, 1996....    3

           Notes to Condensed Consolidated Financial Statements........   4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................   5



                     PART II - OTHER INFORMATION


Item 1.    Legal Proceedings...........................................   6



                        PART I.   FINANCIAL INFORMATION

                           ITEM 1.   FINANCIAL STATEMENTS

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit amounts)

                                                                                                Twelve Weeks Ended
                                                                                             March 28,     March 22,
                                                                                                1997          1996
                                                                                            --------------  ---------
REVENUES
  Hotel revenues.........................................................................$       32,677    $       27,989
  Interest income........................................................................           478               591
                                                                                         --------------    --------------
     ....................................................................................        33,155            28,580
                                                                                         --------------    --------------

OPERATING COSTS AND EXPENSES
  Interest...............................................................................        11,399            10,375
  Depreciation ..........................................................................         6,297             6,397
  Ground rent, taxes and other...........................................................         5,935             5,413
  Base and Courtyard management fees.....................................................         3,792             3,474
  Incentive management fee...............................................................         3,003             2,435
                                                                                         --------------    --------------
     ....................................................................................        30,426            28,094
                                                                                         --------------    --------------

NET INCOME...............................................................................$        2,729    $          486
                                                                                         ==============    ==============

ALLOCATION OF NET INCOME
  General Partner........................................................................$          136    $           24
  Limited Partners.......................................................................         2,593               462
                                                                                         --------------    --------------

     ....................................................................................$        2,729    $          486
                                                                                         ==============    ==============

NET INCOME PER LIMITED PARTNER UNIT (1,470 Units)........................................$        1,764    $          314
                                                                                         ==============    ==============




































            See Notes to Condensed Consolidated Financial Statements.

                                                             1









                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                                           March 28,       December 31,
                                                                                             1997              1996
                                                                                           ----------      ------------
                                                                                           (Unaudited)

ASSETS

Property and equipment, net............................................................$        458,735    $      458,687
  Due from Courtyard Management Corporation..............................................        13,518            13,315
  Other assets...........................................................................        50,540            54,052
  Restricted cash........................................................................         8,859             6,848
  Cash and cash equivalents..............................................................        10,944            14,197
                                                                                         --------------    --------------

     ....................................................................................$      542,596    $      547,099
                                                                                         ==============    ==============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
  Debt...................................................................................$      523,028    $      526,253
  Management fees due to Courtyard Management Corporation. ..............................        35,929            36,442
  Due to Marriott International, Inc. and affiliates.....................................         9,142             9,169
  Accounts payable and accrued liabilities...............................................         3,709             7,176
                                                                                         --------------    --------------

     Total Liabilities...................................................................       571,808           579,040
                                                                                         --------------    --------------

PARTNERS' CAPITAL (DEFICIT)
  General Partner........................................................................         5,923             5,787
  Limited Partners.......................................................................       (35,135)          (37,728)
                                                                                         --------------    --------------

     Total Partners' Deficit.............................................................       (29,212)          (31,941)
                                                                                         --------------    --------------

     ....................................................................................$      542,596    $      547,099
                                                                                         ==============    ==============




























            See Notes to Condensed Consolidated Financial Statements.

                                                             2









                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                Twelve Weeks Ended
                                                                                           March 28,          March 22,
                                                                                              1997              1996
                                                                                           --------------    ---------
OPERATING ACTIVITIES
  Net income ............................................................................$        2,729    $          486
  Noncash items..........................................................................         6,147             7,857
  Changes in operating accounts..........................................................        (3,670)           (2,019)
                                                                                         --------------    --------------

     Cash provided by operating activities...............................................         5,206             6,324
                                                                                         --------------    --------------

INVESTING ACTIVITIES
  Additions to property and equipment....................................................        (6,345)           (3,016)
  Change in property improvement funds...................................................         3,122                79
                                                                                         --------------    --------------

     Cash used in investing activities...................................................        (3,223)           (2,937)
                                                                                         --------------    --------------

FINANCING ACTIVITIES
  Repayments of debt ....................................................................        (3,225)         (532,100)
  Change in reserve accounts.............................................................        (2,011)           (3,706)
  Proceeds from debt ....................................................................            --           537,600
  Payment of financing costs.............................................................            --           (12,511)
  Repayment of advances from Host Marriott Corporation...................................            --            (6,489)
                                                                                         --------------    --------------


     Cash used in financing activities...................................................        (5,236)          (17,206)
                                                                                         --------------    --------------

DECREASE IN CASH AND CASH EQUIVALENTS....................................................        (3,253)          (13,819)

CASH AND CASH EQUIVALENTS at beginning of period.........................................        14,197            27,708
                                                                                         --------------    --------------

CASH AND CASH EQUIVALENTS at end of period...............................................$       10,944    $       13,889
                                                                                         ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for mortgage and other interest..............................................$       14,574    $        9,277
                                                                                         ==============    ==============

























            See Notes to Condensed Consolidated Financial Statements.

                                                             3

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   The  accompanying  condensed  consolidated  financial  statements have been prepared by the Courtyard By Marriott II Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1996.

     In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 28, 1997 and December 31, 1996, and the results of operations and cash flows for the twelve weeks ended March 28, 1997 and March 22, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

     Certain reclassifiations were made to the prior year financial statements to conform to the 1997 presentation.

2.   Revenues  represent  house  profit  which is hotel  sales less  hotel-level
     expenses,   excluding   certain   operating  costs  and  expenses  such  as
     depreciation, base, Courtyard and incentive management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs. Revenues consist of the following for the twelve weeks ended (in thousands):
                                             March 28,         March 22,
                                               1997              1996
                                             ---------         --------
    HOTEL SALES
        Rooms...............................$       56,756    $       51,576
        Food and beverage... ...............         4,111             4,149
        Other...............................         2,337             2,174
                                             --------------    --------------
 ............................................        63,204            57,899
                                            ---------------   --------------
     HOTEL EXPENSES
        Departmental direct costs
           Rooms............................        11,640            11,380
           Food and beverage................         3,434             3,562
        Other...............................        15,453            14,968
                                              --------------    --------------
           .................................        30,527            29,910
                                             ----------------   --------------

     HOTEL REVENUES.........................$       32,677    $       27,989
                                              ==============     =============

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

Cash provided by operations for the twelve weeks ended March 28, 1997 and March 22, 1996, was $5.2 million and $6.3 million, respectively. During the twelve weeks ended March 28, 1997, the Partnership utilized funds from the property improvement fund to purchase $6.3 million of property and equipment. In addition, the Partnership repaid $3.2 million of debt during the first quarter of 1997.

The General Partner believes that cash from hotel operations combined with the ability to defer certain management fees to the Manager and ground rent payments to Marriott International, Inc. and affiliates will provide adequate funds in the short term and long term for the operational and capital needs of the Partnership.

RESULTS OF OPERATIONS

Revenues (hotel sales less direct hotel operating costs and expenses) increased by $4.7 million for the twelve weeks ended March 28, 1997, to $32.7 million, a 16.7% increase when compared to the same period in 1996. This increase in revenues was achieved through an increase in hotel sales.

For the twelve weeks ended March 28, 1997, hotel sales increased $5.3 million to $63.2 million, a 9.2% increase over the comparable period in 1996. This increase in sales was achieved primarily through an increase in the combined average room rate of $5.98 to $81.89 from $75.91 for the twelve weeks ended March 28, 1997. The increase in average room rate is primarily due to agressive weekday pricing and national weekend promotional pricing which was extended through February 1997. As a result, room sales for the twelve weeks ended March 28, 1997 increased by $5.2 million, or 10%, to $56.8 million from $51.6 million for the comparable period in 1996.

Combined average occupancy for the first quarter 1997 increased by 1.5 percentage points to 79.8% as compared to the same period in 1996. Thirty-four of the Partnership's 70 Hotels posted occupancy rates exceeding 80% for the twelve weeks ended March 28, 1997. REVPAR, or revenue per available room, represents the combination of the combined average daily room rate charged and the combined average occupancy achieved. REVPAR for the twelve weeks ended March 28, 1997, increased $5.91 to $65.35, a 9.9% increase over the same period in 1996.

Direct hotel operating costs and expenses increased from $29.9 million for the twelve weeks ended March 22, 1996 to $30.5 million for the twelve weeks ended March 28, 1997. However, as a percentage of total hotel sales, these costs and expenses decreased to 48.3% in the first quarter of 1997 from 51.7% in the first quarter of 1996. This has resulted in higher rooms and food and beverage revenues. Rooms revenues increased by 12.2% for the twelve weeks ended March 28, 1997, as compared to the same quarter in 1996. Food and beverage revenues also increased by 15.3% for the twelve weeks ended March 28, 1997, from the comparable period in 1996.

Interest expense increased 9.9% to $11.4 million for the twelve weeks ended March 28, 1997, from $10.4 million for the first quarter of 1996. The increase is due to the refinancing of the mortgage debt at fixed rates which are higher than the variable interest rates which were in effect through January 24, 1996. The weighted average interest rate for first quarter 1997 was 8.8% as compared to 8.2% for the first quarter 1996.

The increase in base and Courtyard management fees of 9.2%, from $3.5 million for the first quarter 1996 to $3.8 million for the same period in 1997 is due to the improved combined hotel sales for the 70 Hotels.

Ground rent, taxes and other increased by 9.7% primarily due to increases in ground rent and property tax expense during the twelve weeks ended March 28, 1997 over the same quarter in 1996. However, as a percentage of total hotel sales, ground rent and property tax expense remained stable at 4.6% and 3.8%, respectively.

In the first quarter of 1997 $3.0 million of incentive management fees were earned as compared to $2.4 million earned in the same period in 1996. The increase in incentive management fees earned was the result of improved combined hotel operating results.

For the twelve weeks ended March 28, 1997, the Partnership had net income of $2.7 million, an increase of $2.2 million, from net income of $0.5 million for the same quarter in 1996. This increase was primarily due to higher revenues as discussed above, offset by increases in interest expense and management fees.

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements esxpressed or implied by such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.



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


                               COURTYARD BY MARRIOTT II
                               LIMITED PARTNERSHIP
                               By:   CBM TWO CORPORATION
                                     General Partner



       May 9, 1997             By:   ------------------------------------------
                                     Earla L. Stowe
                                     Vice President and Chief Accounting Officer

                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                              COURTYARD BY MARRIOTT II
                              LIMITED PARTNERSHIP

                              By:    CMB TWO CORPORATION
                                     General Partner


                                     /s/ Earla L. Stowe
         May 9, 1997          By:   ---------------------------------

                                    Earla L. Stowe
                                    Vice President and Chief Accounting Officer