Form 10-Q
period 1997-06-20
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 1997-08-04
CIK 832179

--------------------------------------------------------------------
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

          o        Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                       For the Quarter ended June 20, 1997

                                       OR
                Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                         Commission File Number: 0-16728

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
             -----------------------------------------------------


             (Exact name of registrant as specified in its charter)


              Delaware                            52-1533559
---------------------------------              ------------------------
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



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _x/_ No ____
     -------------------------------------------------------------------------

     ------------------------------------------------------------------------

         ----------------------------------------------------------------------



                  Courtyard By Marriott II Limited Partnership
         ----------------------------------------------------------------------

         ------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                       PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Consolidated Statement of Operations
  Twelve and Twenty-Four Weeks Ended June 20, 1997 and June 14, 1996......   1

Condensed Consolidated Balance Sheet
  June 20, 1997 and December 31, 1996......................................  2

Condensed Consolidated Statement of Cash Flows
  Twelve and Twenty-Four Weeks ended June 20, 1997 and June 14, 1996.......  3

Notes to Condensed Consolidated Financial Statements............             4

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................  6

    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  9

                        PART I.   FINANCIAL INFORMATION

                         ITEM 1.    FINANCIAL STATEMENTS

                     COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit amounts)

                                                       Twelve Weeks Ended                Twenty-Four Weeks Ended
                                                    June 20,         June 14,           June 20,         June 14,
                                                     1997             1996               1997             1996
                                                  -------------     ------------       ------------     --------
REVENUES
   Hotel revenues................................$      35,295     $     33,050       $     67,972     $     61,039
   Interest income and other.....................          678              457              1,156            1,048
                                                  -------------     ------------       ------------     ------------
        .........................................       35,973           33,507             69,128           62,087
                                                  -------------     ------------       ------------     ------------

OPERATING COSTS AND EXPENSES
   Interest................... ...................       10,349           10,863             21,748           21,238
   Depreciation ..................................        6,297            6,397             12,594           12,794
   Ground rent, taxes and other...................        5,591            5,510             11,526           10,923
   Base and Courtyard
    management fees...............................        3,992            3,770              7,784            7,244
   Incentive management fee.......................        3,382            3,107              6,385            5,542
                                                  -------------     ------------       ------------     ------------
        ..........................................       29,611           29,647             60,037           57,741
---------------------------------------------------------------     ------------       ------------     ------------

NET INCOME........................................$       6,362     $      3,860       $      9,091     $      4,346
                                                  =============     ============       ============     ============

ALLOCATION OF NET INCOME
   General Partner......... ......................$         318     $        193       $        454     $        217
   Limited Partners...............................        6,044            3,667              8,637            4,129
                                                  -------------     ------------       ------------     ------------

        ..........................................$       6,362     $      3,860       $      9,091     $      4,346
--------------------------------------------------=============     ============       ============     ============

NET INCOME PER LIMITED
PARTNER UNIT (1,470 Units)........................$       4,112     $      2,494       $      5,876     $      2,808

                                                  =============     ============       ============     ============














            See Notes to Condensed Consolidated Financial Statements.

                                                             1

                      COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                    (In thousands)

                                                         June 20,        December 31,
                                                          1997                1996
                                                         (Unaudited)
ASSETS

  Property and equipment, net.......................$      458,355     $        458,687
  Due from Courtyard Management Corporation.... ....        10,910               13,315
  Other assets......................................        48,062               54,052
  Restricted cash...................................        13,664                6,848
  Cash and cash equivalents.........................        19,750               14,197
                                                    --------------     ----------------

     ...............................................$      550,741     $        547,099
                                                    ==============     ================


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
  Debt............................................  $      520,833     $        526,253
  Management fees due to Courtyard
    Management Corporation. ........................        34,402               36,442
  Due to Marriott International, Inc.
    and affiliates.................................          9,114                9,169
  Accounts payable and accrued liabilities..........        13,284                7,176
                                                    --------------     ----------------

     Total Liabilities..............................       577,633              579,040
                                                    --------------     ----------------

PARTNERS' CAPITAL (DEFICIT)
  General Partner...................................         6,241                5,787
  Limited Partners..................................       (33,133)             (37,728)
                                                     --------------     ----------------

     Total Partners' Deficit........................       (26,892)             (31,941)
                                                     --------------     ----------------

     ................................................$      550,741     $        547,099
                                                     ==============     ================










                                See Notes to Condensed Consolidated Financial Statements.

                                                             2

                    COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                            Twenty-Four Weeks Ended
                                                            June 20,            June 14,
                                                              1997                1996
                                                                   (in thousands)
OPERATING ACTIVITIES
     Net income ....................................$        9,091     $         4,346
     Noncash items..................................        11,280              13,663
     Changes in operating accounts..................         8,480              (1,473)
                                                     --------------     ---------------

        Cash provided by operating activities.....          28,851              16,536
                                                     --------------     ---------------

INVESTING ACTIVITIES
     Additions to property and equipment...........        (12,262)             (4,691)
     Change in property improvement funds...........         5,242                (490)
                                                     --------------     ---------------

        Cash used in investing activities...........        (7,020)             (5,181)
                                                     --------------     ---------------

FINANCING ACTIVITIES
     Change in reserve accounts.....................        (6,816)               (282)
     Repayments of debt ............................        (5,420)           (535,136)
     Capital distributions...........................       (4,042)             (3,308)
     Proceeds from debt .............................           --             537,600
     Payment of financing costs..........................       --             (14,323)
     Repayment of advances from Host Marriott Corporation       --              (6,489)
                                                          ---------     ---------------

        Cash used in financing activities... ........       (16,278)            (21,938)
                                                      --------------     ---------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS.....         5,553             (10,583)

CASH AND CASH EQUIVALENTS at beginning of period.....        14,197              27,708
                                                     --------------     ---------------

CASH AND CASH EQUIVALENTS at end of period.......... $       19,750     $        17,125
                                                     ==============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid for mortgage and other interest.....  $       19,673     $        17,200
                                                     ==============     ===============
























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

     In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 20, 1997 and December 31, 1996, and the results of operations for the twelve and twenty-four weeks ended June 20, 1997 and June 14, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

2. Revenues represent house profit which is hotel sales less hotel-level expenses, excluding certain operating costs and expenses such as depreciation, base, Courtyard and incentive management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs. Revenues consist of the following for the twelve and twenty-four weeks ended (in thousands):

                                                Twelve Weeks Ended              Twenty-Four Weeks Ended
                                              June 20,        June 14,           June 20,         June 14,
                                                1997            1996               1997             1996
                                          ------------    -------------      -------------    --------
     HOTEL SALES
         Rooms........................... $     59,969    $      56,119      $     116,725    $    107,695
         Food and beverage................       4,248            4,380              8,359           8,529
         Other............................       2,305            2,328              4,642           4,502
                                           -----------    -------------      -------------    ------------
             ..............................     66,522           62,827            129,726         120,726
------------------------------------------------------      -------------    ------------
     HOTEL EXPENSES
         Departmental direct costs
             Rooms.........................     12,369           11,624             24,009          23,004
             Food and beverage..............     3,591            3,765              7,025           7,327
         Other..............................    15,267           14,388             30,720          29,356
                                            ----------    -------------      -------------    ------------
             ...............................    31,227           29,777             61,754          59,687
------------------------------------------------------      -------------    ------------

     REVENUES...............................    35,295    $      33,050      $      67,972    $     61,039
                                            ==========    =============      =============    ============


                                                             4

3. Pursuant to the terms of the Certificates/Mortgage Loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of Marriott International, Inc. is downgraded by Standard and Poor's Rating Services. The Manager, Courtyard Management Corporation, is a wholly-owned subsidiary of Marriott International, Inc. On April 1, 1997, Marriott International, Inc.'s credit rating was downgraded and the Partnership subsequently transferred $4.2 million into the escrow reserve from the Manager's existing tax and insurance reserve account. During the second quarter of 1997, an additional $600,000 was transferred into the reserve account resulting in an ending escrow balance of $4.8 million. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying balance sheet.

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

CAPITAL RESOURCES AND LIQUIDITY

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund and to make distributions to limited partners. Cash provided by operations for the twenty-four weeks ended June 20, 1997, and June 14, 1996, was $28.9 million and $16.5 million, respectively. The increase is due to improved operations and an increase in accrued expenses. Pursuant to the terms of the Certificates/Mortgage Loan, the Partnership is required to establish with the lender a seperate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of Marriott International, Inc. is downgraded by Standard and Poor's Rating Services. The Manager, Courtyard Management Corporation, is a wholly-owned subsidiary of Marriott International, Inc. On April 1, 1997, Marriott International, Inc.'s credit rating was downgraded and the Partnership subsequently transferred $4.2 million into the escrow reserve from the Manager's existing tax and insurance reserve account. During the second quarter of 1997, an additional $600,000 was transferred into the reserve account resulting in an ending escrow balance of $4.2 million. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying balance sheet.

Cash used in investing activities was $7.0 million for the first two quarters of 1997 and $5.2 million for the first two quarters of 1996. Cash used in investing activities for 1997 includes capital expenditures of $12.3 million, primarily related to renovations and replacements at the Partnership's hotels.

Cash used in financing activities was $16.3 million for the first two quarters of 1997, while cash from financing activities was $21.9 million for the first two quarters of 1996. Cash used in financing activities for the first half of 1997 includes $5.4 million of principal repayments on the debt, $4.0 million of cash distributions to limited partners and $6.8 million transferred to reserve accounts.

The Partnership reserved an additional $6.8 million during the first two quarters of 1997. During the first quarter of 1997, $2 million was transferred to a Working Capital Reserve and during the second quarter of 1997, $4.8 million was deposited into the real estate tax and insurance premium escrow reserve.

During the twenty-four weeks ended June 20, 1997, the Partnership paid $19.7 million of interest and $5.4 million of principal on the commercial mortgage backed securities as compared to $17.2 million of interest and $4 million of principal on the commercial mortgage backed securities during the same period in 1996.

In April of 1997, the Partnership utilized 1996 cash flow after debt service to make a final cash distribution totaling $4 million or $2,750 per limited partner unit, bringing the total distribution from 1996 operations to $11 million or $7,500 per limited partner unit.

The General Partner believes that cash from hotel operations combined with the ability to defer certain management fees to the Manager and ground rent payments to Marriott International, Inc. and affiliates will provide adequate funds in the short term and long term to meet the operational and capital needs of the Partnership.

RESULTS OF OPERATIONS

Revenues (hotel sales less direct hotel operating costs and expenses) increased by $2.2 million and $6.9 million, respectively, for the twelve and twenty-four weeks ended June 20, 1997. This represents a 6.8% and an 11.4% increase, respectively, for the quarter and year-to-date when compared to the comparable periods in 1996. The increase in revenue was achieved primarily through an increase in hotel sales offset by an increase in hotel operating costs and expenses.

For the twelve and twenty-four weeks ended June 20, 1997, hotel sales increased $3.7 million and $9.0 million, respectively. This represents a 5.9% increase for the quarter and a 7.5% increase year-to-date as compared to the comparable periods in 1996. The increase in sales was achieved primarily through an increase in the combined average room rate. The combined average room rate increased $5.57 to $82.84 for the quarter and $5.77 to $82.38 year-to-date as compared to the comparable periods in 1996. The increase in average room rate is primarily due to aggressive weekday pricing.

Combined average occupancy for the second quarter 1997 decreased slightly by 0.2 percentage points to 83.4% while the combined average occupancy for the twenty-four weeks ended June 20, 1997 increased slightly by 0.6 percentage points to 81.6%. The slight decrease in occupancy during the quarter is mainly due to increased competition and aggressive rate increases in some markets. For the twenty-four weeks ended on June 20, 1997, 47 of the Partnership's 70 Hotels posted occupancy rates exceeding 80%. REVPAR, or revenue per available room, represents the combination of the combined average daily room rate charged and the combined average occupancy achieved. REVPAR for the twelve and twenty-four weeks ended June 20, 1997, was $69.09 and $67.22, respectively. REVPAR for the second quarter 1997 increased 7% as compared to the second quarter 1996 while year-to-date 1997 REVPAR increased 8.3% as compared to the comparable period in 1996.

Direct hotel operating costs and expenses increased from $59.7 million for the twenty-four weeks ended June 14, 1996 to $61.8 million for the comparable period in 1997. For the second quarter 1997, these expenses increased $1.4 million as compared to the second quarter 1996. However, as a percentage of total hotel sales, these costs and expenses decreased to 47.6% in the first half of 1997 as compared to 49.4% for the comparable period in 1996. This resulted in higher room and food and beverage profit margins. Room profit and food and beverage profit increased by 9.5% and 11%, respectively, for the twenty-four weeks ended on June 20, 1997, as compared to the same period in 1996.

Interest Expense. Interest expense increased slightly by 2.4% to $21.7 million for the twenty-four weeks ended June 20, 1997 from $21.2 million for the comparable period in 1996. The increase in the year-to-date interest is due to the refinancing of the mortgage debt at fixed rates which are higher than the variable interest rates which were in effect through January 24, 1996. For the second quarter 1997, interest expense decreased $0.5 million as compared to the second quarter 1996. The decrease in interest expense for the quarter is due to principal amortization of the Mortgage Loan. The weighted average interest rate for the first half of 1997 was 8.6% as compared to 8.4% for the first half of 1996.

Base and Courtyard Management Fees. The increase in base and Courtyard management fees of 7.5%, from $7.2 million for the twenty-four weeks ended June 14, 1996 to $7.8 million for the comparable period in 1997 is due to the improved combined hotel sales for the 70 Hotels.

Ground Rent, Taxes and Other. Ground rent, taxes and other increased by 5.5% primarily due to increases in ground rent and property tax expenses during the first half 1997. However, as a percentage of total hotel sales, ground rent remained stable at 4.5% while property tax expense decreased slightly from 3.6% to 3.5%.

During the twenty-four weeks ended June 20, 1997, $6.4 million of incentive management fees were earned as compared to $5.5 million earned in the comparable period in 1996. The increase in incentive management fees earned was the result of improved combined hotel operating results.

For the twenty-four weeks ended June 20, 1997, the Partnership had net income of $9.1 million, an increase of $4.8 million, from net income of $4.3 million for the comparable period in 1996. This increase was primarily due to higher revenues as discussed above, offset by increases in interest expense and management fees.

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

                                                COURTYARD BY MARRIOTT II
                                                LIMITED PARTNERSHIP

                                             By:      CBM TWO CORPORATION
                                                      General Partner



               August 4, 1997                  By:  /s/ Earla L. Stowe
                                                   Earla L. Stowe
                                              Vice President and
                                               Chief Accounting Officer