Form 10-Q
period 1997-09-12
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 1997-10-24
CIK 832179

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

                  8        Quarterly Report Pursuant to Section 13 or 15(d)
                              of the Securities Exchange Act of 1934
                   For the Quarter ended September 12, 1997

                                       OR
               0        Transition Report Pursuant to Section 13 or 15(d)
                            of the Securities Exchange Act of 1934

                            Commission File Number: 0-16728

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                     Delaware                           52-1533559
--------------------------------------------    ----------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
    incorporation or organization)

                               10400 Fernwood Road
                               Bethesda, Maryland
                                   20817
------------------------------------------------------------------------------
                     (Address of principal executive offices)
          Registrant's telephone number, including area code:   301-380-2070





  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

================================================================================

                  Courtyard By Marriott II Limited Partnership
===============================================================================
                       TABLE OF CONTENTS

                                                                       PAGE NO.
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

 Condensed Consolidated Statement of Operations
  Twelve and Thirty-Six Weeks Ended September 12, 1997 and September 6, 1996..1


Condensed Consolidated Balance Sheet
 September 12, 1997 and December 31, 1996.....................................2

Condensed Consolidated Statement of Cash Flows
 Thirty-Six Weeks ended September 12, 1997 and September 6, 1996..............3

 Notes to Condensed Consolidated Financial Statements..............           4

Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations............ .............................6


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................9

                               PART I.   FINANCIAL INFORMATION

                               ITEM 1.    FINANCIAL STATEMENTS

                     COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit amounts)

                                                               Twelve Weeks Ended                Thirty-Six Weeks Ended
                                                         September 12,    September 6,       September 12,    September 6,
                                                              1997            1996                1997             1996
                                                        --------------    ------------       --------------   ---------
REVENUES
   Hotel revenues........................................$      33,456    $     31,855       $      101,428   $      92,894
   Interest income and other.............................          833             708                1,989           1,756
                                                         -------------    ------------       --------------   -------------

                                                                34,289           32,563             103,417          94,650
                                                                -------       ----------      --------------       ---------

OPERATING COSTS AND EXPENSES
   Interest..............................................       10,511          10,832               32,259          32,070
   Depreciation .........................................        6,307           6,397               18,901          19,191
   Ground rent, taxes and other..........................        5,938           5,848               17,464          16,771
   Base and Courtyard management fees....................        3,937           3,758               11,721          11,002
   Incentive management fee..............................        3,062           2,883                9,447           8,425
                                                         -------------    ------------       --------------   -------------

                                                                29,755           29,718              89,792           87,459
                                                               -------       ----------       ----------   ---------

NET INCOME...............................................$       4,534    $      2,845       $       13,625   $       7,191
                                                         =============    ============       ==============   =============

ALLOCATION OF NET INCOME
   General Partner.......................................$         227    $        142       $          681   $         359
   Limited Partners......................................        4,307           2,703               12,944           6,832
                                                         -------------    ------------       --------------   -------------

                                                        $        4,534    $      2,845       $       13,625   $       7,191
                                                        ==============    ============       ==============   =============

NET INCOME PER LIMITED PARTNER
   UNIT (1,470 Units)....................................$       2,930    $      1,839       $        8,805   $       4,647
                                                         =============    ============       ==============   =============








                      See Notes to Condensed Consolidated Financial Statements

                             COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                                CONDENSED CONSOLIDATED BALANCE SHEET
                                           (In thousands)

                                                                                        September 12,        December 31,
                                                                                             1997                1996
                                                                                          (Unaudited)
                          ASSETS

  Property and equipment, net...........................................................$      458,154     $        458,687
  Due from Courtyard Management Corporation.............................................        10,308               13,315
  Other assets..........................................................................        45,394               54,052
  Restricted cash.......................................................................        14,168                6,848
  Cash and cash equivalents.............................................................        11,893               14,197
                                                                                        --------------     ----------------

                                                                                        $      539,917     $        547,099
                                                                                        ==============     ================


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
  Debt..................................................................................$      517,499     $        526,253
  Management fees due to Courtyard Management Corporation. .............................        33,782               36,442
  Due to Marriott International, Inc. and affiliates....................................         9,140                9,169
  Accounts payable and accrued liabilities..............................................         9,351                7,176
                                                                                        --------------     ----------------

     Total Liabilities..................................................................       569,772              579,040
                                                                                        --------------     ----------------

PARTNERS' CAPITAL (DEFICIT)
  General Partner.......................................................................         6,468                5,787
  Limited Partners......................................................................       (36,323)             (37,728)
                                                                                        --------------     ----------------

     Total Partners' Deficit............................................................       (29,855)             (31,941)
                                                                                        --------------     ----------------

                                                                                        $      539,917     $        547,099
                                                                                        ==============     ================










            See Notes to Condensed Consolidated Financial Statements

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                           Thirty-Six Weeks Ended
                                                                                          September 12,        September 6,
                                                                                             1997                 1996
                                                                                                  (in thousands)
OPERATING ACTIVITIES
     Net income ........................................................................$        13,625     $        7,191
     Noncash items......................................................................         17,329             20,425
     Changes in operating accounts......................................................            (15)            (6,095)
                                                                                        ---------------     --------------

        Cash provided by operating activities...........................................         30,939             21,521
                                                                                        ---------------     --------------

INVESTING ACTIVITIES
     Additions to property and equipment................................................        (18,368)            (6,984)
     Change in property improvement funds...............................................          7,542             (1,751)
                                                                                        ---------------     --------------

        Cash used in investing activities...............................................        (10,826)            (8,735)
                                                                                        ---------------     --------------

FINANCING ACTIVITIES
     Capital distributions..............................................................        (11,539)            (3,308)
     Repayments of debt ................................................................         (8,754)          (538,192)
     Change in reserve accounts.........................................................         (2,124)              (164)
     Proceeds from debt ................................................................             --            537,600
     Payment of financing costs.........................................................             --            (15,466)
     Repayment of advances from Host Marriott Corporation...............................             --             (6,489)
                                                                                        ---------------     --------------

        Cash used in financing activities...............................................        (22,417)           (26,019)
                                                                                        ---------------     --------------

DECREASE IN CASH AND CASH EQUIVALENTS...................................................         (2,304)           (13,233)

CASH AND CASH EQUIVALENTS at beginning of period........................................         14,197             27,708
                                                                                        ---------------     --------------

CASH AND CASH EQUIVALENTS at end of period..............................................$        11,893     $       14,475
                                                                                        ===============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for mortgage and other interest..........................................$        34,158     $       32,203
                                                                                        ===============     ==============







            See Notes to Condensed Consolidated Financial Statements


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

     In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 12, 1997, and the results of operations for the twelve and thirty-six weeks ended September 12, 1997 and September 6, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

2. Revenues represent house profit which is hotel sales less hotel-level expenses, excluding certain operating costs and expenses such as depreciation, base, Courtyard and incentive management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs. Revenues consist of the following for the twelve and thirty-six weeks ended (in thousands):

                                                   Twelve Weeks Ended                    Thirty-Six Weeks Ended
                                            September 12,     September 6,          September 12,     September 6,
                                                 1997              1996                   1997             1996
                                          --------------    -------------         --------------    ---------

     HOTEL SALES
         Rooms..............................$       59,503    $      56,164         $      176,228    $     163,859
         Food and beverage..................         3,966            4,084                 12,325           12,613
         Other..............................         2,147            2,391                  6,789            6,893
                                            --------------    -------------         --------------    -------------
                                                    65,616           62,639                195,342          183,365
                                            --------------         ---------       ---------------      -----------
     HOTEL EXPENSES
         Departmental direct costs
             Rooms..........................        12,777           11,778                 36,786           34,782
             Food and beverage..............         3,572            3,755                 10,597           11,082
         Other..............................        15,811           15,251                 46,531           44,607
                                            --------------    -------------         --------------    -------------
                                                    32,160           30,784                 93,914           90,471
                                            --------------    -------------         --------------    -------------

     REVENUES...............................$       33,456    $      31,855         $      101,428    $      92,894
                                            ==============    =============         ==============    =============

3. Pursuant to the terms of the Certificates/Mortgage Loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of Marriott International, Inc. is downgraded by Standard and Poor's Rating Services. The Manager, Courtyard Management Corporation, is a wholly-owned subsidiary of Marriott International, Inc. On April 1, 1997, Marriott International, Inc.'s credit rating was downgraded and the Partnership has transferred $7.3 million into the reserve account from the Manager's existing tax and insurance reserve account as of September 12, 1997. Out of this balance, approximately $2.0 million of real estate taxes have been paid. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet.

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

CAPITAL RESOURCES AND LIQUIDITY

Principal Sources and Uses of Cash

The Partnership's principal source of cash is from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund and to make distributions to limited partners. Cash provided by operations for the thirty-six weeks ended September 12, 1997, and September 6, 1996, was $30.9 million and $21.5 million, respectively. The increase is primarily due to improved operations.

Cash used in investing activities was $10.8 million and $8.7 million for the first three quarters of 1997 and 1996, respectively. Cash used in investing activities for 1997 includes capital expenditures of $18.4 million primarily related to room renovations and replacements at the Partnership's hotels.

Cash used in financing activities was $22.4 million and $26.0 million for the thirty-six weeks ended September 12, 1997, and September 6, 1996, respectively. Cash used in financing activities in the first three quarters of 1997 includes $11.5 million of cash distributions to limited partners, $8.8 million of principal repayments on the debt, and $2.1 million transferred to reserve accounts.

During the three quarters of 1997, the Partnership paid $34.2 million of interest and $8.8 million of principal on the commercial mortgage backed securities as compared to $32.2 million of interest and $7.1 million of principal on the commercial mortgage backed securities during the same period in 1996.

In April of 1997, the Partnership utilized 1996 cash flow after debt service to make a final cash distribution totaling $4 million or $2,750 per limited partner unit, bringing the total distribution from 1996 operations to $11 million or $7,500 per limited partner unit. In August of 1997, the Partnership made a cash distribution of $7.5 million or $5,100 per limited partner unit from cash flow after debt service from the first half of 1997.

Pursuant to the terms of the Certificate/Mortgage Loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of Marriott International, Inc. is downgraded by Standard and Poor's Rating Services. The Manager, Courtyard Management Corporation, is a wholly-owned subsidiary of Marriott International, Inc. On April 1, 1997, Marriott International, Inc.'s credit rating was downgraded and the Partnership has transferred $7.3 million into the reserve account as of September 12, 1997. Out of this balance, approximately $2.0 million of real estate taxes have been paid. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet.

The General Partner believes that cash from hotel operations and the property improvement fund combined with the ability to defer certain management fees to the Manager and ground rent payments to Marriott International, Inc. and affiliates will provide adequate funds in the short term and long term to meet the operational and capital needs of the Partnership.

RESULTS OF OPERATIONS

Revenues (hotel sales less direct hotel operating costs and expenses) increased by $1.6 million and $8.5 million, respectively, for the twelve and thirty-six weeks ended September 12, 1997. This represents a 5.0% and 9.2% increase, respectively, for the quarter and year-to-date when compared to the comparable periods in 1996. The increase in revenue was achieved primarily through an increase in hotel sales offset by an increase in hotel operating costs and expenses.

For the twelve and thirty-six weeks ended September 12, 1997, hotel sales increased $3.0 million and $12.0 million, respectively. This represents a 4.8% increase for the quarter and a 6.5% increase year-to-date as compared to the comparable periods in 1996. The increase in sales was achieved primarily through an increase in the combined average room rate. The combined average room rate increased $5.20 to $82.57 for the quarter and $5.57 to $82.44 year-to-date as compared to the comparable periods in 1996. The increase in average room rate is primarily due to aggressive weekday pricing.

Combined average occupancy for the third quarter 1997 decreased slightly by 0.6 percentage points to 83.0% while the combined average occupancy for the thirty-six weeks ended September 12, 1997 increased slightly by 0.3 percentage points to 82.1%. The decrease in occupancy during the quarter is mainly due to increased competition and aggressive rate increases in some markets. For the thirty-six weeks ended on September 12, 1997, 50 of the Partnership's 70 Hotels posted occupancy rates exceeding 80%. REVPAR, or revenue per available room, represents the combination of the combined average daily room rate charged and the combined average occupancy achieved. REVPAR for the twelve and thirty-six weeks ended September 12, 1997, was $68.53 and $67.68, respectively. REVPAR for the third quarter 1997 increased 6% as compared to the third quarter 1996 while year-to-date 1997 REVPAR increased 7.6% as compared to the comparable period in 1996.

Direct hotel operating costs and expenses increased from $90.5 million for the thirty-six weeks ended September 6, 1996 to $93.9 million for the comparable period in 1997. For the third quarter 1997, these expenses increased $1.4 million as compared to third quarter 1996. However, as a percentage of total hotel sales, these costs and expenses decreased to 48.1% in the first three quarters of 1997 as compared to 49.3% for the comparable period in 1996. This resulted in higher room and food and beverage profit margins. Room profit and food and beverage profit increased by 8.0% and 12.9%, respectively, for the thirty-six weeks ended on September 12, 1997, as compared to the same period in 1996.

Interest Expense. Interest expense increased slightly by 0.6% to $32.3 million for the thirty-six weeks ended September 12, 1997 from $32.1 million for the comparable period in 1996. The increase in the year-to-date interest is due to the refinancing of the mortgage debt at fixed rates which are higher than the variable interest rates which were in effect through January 24, 1996. For the third quarter 1997, interest expense decreased $0.3 million as compared to the third quarter 1996. The decrease in interest expense for the quarter is due to amortization of the Mortgage Loan. The weighted average interest rate for the thirty-six weeks ended September 12, 1997 was 8.5% as compared to 8.4% for the comparable period in 1996.

Base and Courtyard Management Fees. The increase in base and Courtyard management fees of 6.5%, from $11.0 million for the thirty-six weeks ended September 6, 1996 to $11.7 million for the comparable period in 1997 is due to the improved combined hotel sales for the 70 Hotels.

Ground Rent, Taxes and Other. Ground rent, taxes and other increased by 4.1% during the thirty-six weeks ended September 12, 1997. However, as a percentage of total hotel sales, ground rent remained stable at 4.5% while property tax expense decreased slightly from 3.8% to 3.6%.

During the thirty-six weeks ended September 12, 1997, $9.4 million of incentive management fees were earned and paid as compared to $8.4 million earned in the comparable period in 1996. The increase in incentive management fees earned was the result of improved combined hotel operating results.

For the thirty-six weeks ended September 12, 1997, the Partnership had net income of $13.6 million, an increase of $6.4 million, from net income of $7.2 million for the comparable period in 1996. This increase was primarily due to higher revenues as discussed above, offset by increases in management fees.

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


                            COURTYARD BY MARRIOTT II
                               LIMITED PARTNERSHIP

                                          By:      CBM TWO CORPORATION
                                                   General Partner



               October 23, 1997           By:      /s/ Earla L. Stowe
                                                   ------------------
                                                    Earla L. Stowe
                                                    Vice President and  Chief
                                                        Accounting Officer