Form 10-K
period 1997-12-31
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 1998-03-31
CIK 832179

==============================================================================

                          Securities and Exchange Commission
                                Washington, D.C. 20549
                                        Form 10-K

       O            Annual  Report  Pursuant to Section 13 or 15(d)
                         of the  Securities  Exchange Act of 1934
                       For the fiscal year ended December 31, 1997

                                           OR

         G          Transition  Report Pursuant to Section 13 or 15(d)
                        of the  Securities  Exchange of 1934

                          Commission File Number:  0-16728

                    COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                 (Exact name of registrant as specified in its charter)

           Delaware                               52-1533559
--------------------------------             ----------------------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               Identification No.)

       10400 Fernwood Road
        Bethesda, Maryland                               20817
-------------------------------------               ---------------------
 (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  301-380-2070
          Securities registered pursuant to Section 12(b) of the Act:
                                     Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                     Units of Limited Partnership Interest
                                Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes U No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [____] (Not Applicable)

                             Documents Incorporated by Reference
                                         None

=============================================================================

===============================================================================
         COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
===============================================================================


                                       TABLE OF CONTENTS

                                                                        PAGE NO.

                                            PART I

Item 1.      Business........................................................1

Item 2.      Properties.....................................................10

Item 3.      Legal Proceedings..............................................16

Item 4.      Submission of Matters to a Vote of Security Holders............16

                                         PART II

Item 5.      Market For The Partnership's Limited Partnership Units
             and Related Security Holder Matters............................17

Item 6.      Selected Financial Data........................................18

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................18

Item 8.      Financial Statements and Supplementary Data....................30

Item 9.      Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure.......................................65


                                           PART III

Item 10.     Directors and Executive Officers...............................65

Item 11.     Management Remuneration and Transactions.......................66

Item 12.     Security Ownership of Certain Beneficial Owners and Management.66

Item 13.     Certain Relationships and Related Transactions.................66


                                       PART IV

Item 14.     Exhibits, Supplemental Financial Statement Schedules
             and Reports on Form 8-K........................................72

                                       PART I


ITEM 1.         BUSINESS

Description of the Partnership

Courtyard by Marriott II Limited Partnership, a Delaware limited partnership (the "Partnership"), was formed on August 31, 1987 to acquire and own 70 Courtyard by Marriott hotels (the "Hotels") and the respective fee or leasehold interests in the land on which the Hotels are located. The Hotels are located in 29 states and contain a total of 10,335 guest rooms as of December 31, 1997. The Partnership commenced operations on October 30, 1987 and will terminate on December 31, 2087, unless earlier dissolved.

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

The Hotels are operated as part of the Courtyard by Marriott system, which includes over 343 hotels worldwide in the moderately-priced segment of the U.S. lodging industry. The Hotels are managed by Courtyard Management Corporation (the "Manager"), a wholly owned subsidiary of Marriott International, Inc. ("MII"), under a long-term management agreement (the "Management Agreement"). The Management Agreement, as restated on December 30, 1995, expires in 2013 with renewals at the option of the Manager for one or more of the Hotels for up to 35 years thereafter. The Hotels have the right to use the Courtyard by Marriott name pursuant to the Management Agreement and, if the Management Agreement is terminated or not renewed, the Partnership would lose that right for all purposes (except as part of the Partnership's name). See Item 13 "Certain Relationships and Related Transactions."

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

The total purchase price under the Purchase Agreement was $643.1 million. Of this total, $507.9 million was paid in cash from the proceeds of the MFS Mortgage Debt (see "Debt Financing" below) and the sale of the Units, $40.2 million was paid through the Partnership's assumption of the IRB Debt (see "Debt Financing" below) and $95 million was paid in the form of a note payable to Host Marriott (which has since been repaid). Twenty of the Hotels were conveyed to the Partnership in 1987, thirty-four Hotels in 1988, twelve Hotels in 1989 and the final four Hotels during the first half of 1990.

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

In accordance with the partnership agreement, in 1990 and 1991 the General Partner purchased 20.5 Units from defaulting investors. Additionally, on July 15, 1995, a limited partner assigned one Unit to the General Partner. Therefore, as of December 31, 1997, the General Partner owns a total of 21.5 Units representing a 1.39% limited partnership interest in the Partnership.

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

Additionally, the Partnership formed a wholly-owned subsidiary, Courtyard II Associates Management Corporation (the "Managing General Partner"). The Managing General Partner was formed to be the managing general partner with a 1% general partner interest in Courtyard II Associates, L.P. ("Associates"), a Delaware limited partnership. The Partnership owns a 1% general partner interest and a 98% limited partner interest in Associates. On January 24, 1996, the Partnership contributed 69 Hotels and their related assets to Associates. Formation of Associates resulted in the Partnership's primary assets being its direct and indirect interest in Associates. Additionally, substantially all of Associates' net equity is restricted to dividends, loans or advances to the Partnership.

Associates holds a 99% membership interest in CBM Associates II LLC ("Associates II") and the Managing General Partner holds the remaining 1% membership interest. On January 24, 1996, the Partnership contributed the Hotel located in Deerfield, IL (the "Deerfield Hotel") and its related assets to Associates and the Managing General Partner who simultaneously contributed the Hotel and its related assets to Associates II.

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

Debt Financing

Historically, the Partnership's financing needs have been funded through loan agreements with independent financial institutions and through loans and advances made by Host Marriott and its affiliates. From 1987 through 1989, the Partnership borrowed $469.7 million (the "MFS Mortgage Debt") from Marriott Financial Services, Inc. ("MFS"), an indirect wholly owned subsidiary of Host Marriott, to finance the acquisition of 65 Hotels (the "non-IRB Hotels"). In connection with the Partnership's acquisition from Host Marriott of the remaining 5 Hotels (the "IRB Hotels"), the Partnership assumed an additional $40.2 million of industrial revenue bond financing (the "IRB Debt") originally borrowed by Host Marriott to finance the construction of these 5 Hotels. In 1988 and 1989, the Partnership replaced the initial financing from MFS with two separate loans. In 1988, the Partnership borrowed $275 million ("Mortgage Debt A") from two banks (the "Banks"), to repay the MFS debt related to 36 of the non-IRB Hotels and transaction costs. In 1989, the Partnership borrowed an additional $230.5 million ("Mortgage Debt B") from the Banks to repay the MFS debt related to the remaining 29 non-IRB Hotels and transaction costs.

On December 15, 1995, the Partnership and the Banks amended Mortgage Debt A to extend the maturity date from December 15, 1995 to February 15, 1996. Mortgage Debt B was scheduled to mature on September 5, 1996.

The bank mortgage indebtedness, the IRB Debt and advances from Host Marriott related to certain IRB Hotels were repaid with the net proceeds of the Senior Notes, as defined below, and the Certificates, as defined below, on January 24, 1996.

Debt - Overview

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

Debt - Senior Notes

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

The terms of the Senior Notes require the Partnership to establish and fund a debt service reserve account in an amount equal to one six-month interest payment on the Senior Notes ($6,848,000) and to maintain certain levels of excess cash flow, as defined. In the event the Partnership fails to maintain the required level of excess cash flow, the Partnership will be required to (i) suspend distributions to its partners and other restricted payments, as defined,
(ii) to fund a separate supplemental debt service reserve account (the "Supplemental Debt Service Reserve") in an amount up to two six-month interest payments on the Senior Notes and (iii) if such failure were to continue, to offer to purchase a portion of the Senior Notes at par.

The Senior Notes are not redeemable prior to February 1, 2001. Thereafter, the Senior Notes may be redeemed, at the option of the Partnership, at a premium declining to par in 2004. The Senior Notes are non-recourse to the Partnership and its partners.

On June 4, 1996, the Partnership and Finance completed an exchange offer of its unregistered 10 3/4% Series B Senior Secured Notes with an aggregate principal amount of $127.4 million ("Old Notes") due 2008 for an equal amount of registered notes ("New Notes"). The form and terms of the New Notes are substantially identical to the form and terms of the Old Notes, except that the New Notes have been registered under the Securities Act of 1933, as amended and will not have any restrictions on transferability.

Debt  - Certificates

The Certificates, in an initial principal amount of $410.2 million, were issued by CBM Funding. Proceeds from the sale of the Certificates were utilized by CBM Funding to provide the Mortgage Loan to Associates. The Certificates/Mortgage Loan require monthly payments of principal and interest based on a 17-year amortization schedule. The Mortgage Loan matures on January 28, 2008. However, the maturity date of the Certificates/Mortgage Loan may be extended until January 28, 2013 with the consent of 66 2/3% of the holders of the outstanding Certificates affected thereby. The Certificates were issued in the following classes and pass-through rates of interest.

                                 Initial Certificate               Pass-Through
       Class                         Balance                         Rate
    ------------------------     ------------------------       -------------
      Class A-1                  $         45,500,000                7.550%
      Class A-2                  $         50,000,000                6.880%
     Class A-3P & I              $        129,500,000                7.080%
      Class A-3IO                      Not Applicable                0.933%
      Class B                    $         75,000,000                7.480%
      Class C                    $        100,000,000                7.860%
      Class D                    $         10,200,000                8.645%

The Class A-3IO Certificates receive payments of interest only based on a notional balance equal to the Class A-3P & I Certificate balance.

The balance of the Certificates was $385.6 million at December 31, 1997. Principal amortization of $13.3 million of the Class A-1 Certificates was made during 1997.



PAGE>


The Certificates/Mortgage Loan maturities are as follows (in thousands):

                    1998                  $     14,331
                    1999                        15,443
                    2000                        16,642
                    2001                        17,934
                    2002                        19,326
                 Thereafter                    301,879
                                          ------------
                                          $    385,555


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

Ground Rent Facility

Fifty-three of the Hotels are situated on land leased from MII or affiliates of MII, eight of the Hotels are situated on land leased from third parties. MFS had agreed to lend the Partnership up to $25 million (the "Ground Rent Facility") to the extent that the Partnership has insufficient funds to pay ground rent under any ground lease, including third party ground leases, after payment of (i) hotel operating expenses (except for ground rent) and (ii) debt service. No amounts were advanced under the Ground Rent Facility. Upon refinancing of the Partnership debt on January 24, 1996, MFS was released from the Ground Rent Facility.

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

Ground Leases

The land on which 53 of the Hotels are located is leased from MII or affiliates of MII. In addition, eight of the Hotels are located on land leased from third parties. The land leases have remaining terms (including renewal options) expiring between the years 2024 and 2068. The MII land leases and the third party land leases provide for rent based on specific percentages (from 2% to 15%) of gross sales in certain categories, subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. For 1997, the Partnership paid a total of $12,599,000 in ground rent. See Item 2 "Properties" for a listing of Hotels that have ground leases.

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

Significant competitors in the moderately-priced lodging segment include Holiday Inn, Ramada Inn, Sheraton Inn, Hampton Inn and Hilton Inn. The lodging industry in general, and the moderately-priced segment in particular, is highly competitive reflecting the growth of other shares, but the degree of competition varies from location to location and over time. An increase in supply growth began in 1996 with the introduction of a number of new national brands. However, through 1997 Courtyards continue to command a premium share of the market in which they are located in spite of the growth of new chains. For 1998, the outlook continues to be positive. It is expected that Courtyard will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new mid-priced brands including Wingate Hotels, Hilton Garden Inns, Four Points by Sheraton, Mainstay, Candlewood, Club Hotels and Clarion.

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

Under Delaware law, the General Partner has unlimited liability for the obligations of the Partnership, unless those obligations are, by contract, without recourse to the partners of the Partnership. Since the General Partner is entitled to manage and control the business and operations of the Partnership, and because certain actions taken by the General Partner or the Partnership could expose the General Partner or its parent, Host Marriott, to liability that is not shared by the limited partners (for example, tort liability and environmental liability), this control could lead to conflicts of interest. Under Delaware law, the General Partner has a fiduciary duty to the Partnership and is required to exercise good faith and loyalty in all its dealings with respect to Partnership affairs.

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

Potential Transaction

The General Partner has undertaken, on behalf of the Partnership, to pursue, subject to further approval of the partners, a potential transaction (the "Consolidation") in which (i) subsidiaries of CRF Lodging Company, L.P. (the "Company"), a newly formed Delaware limited partnership, would merge with and into the Partnership and up to five other limited partnerships, with the Partnership and the other limited partnerships being the surviving entities (each, a "Merger" and collectively, the "Mergers"), subject to the satisfaction or waiver of certain conditions; (ii) CRF Lodging Trust ("CRFLT"), a Maryland real estate investment trust, the sole general partner of the Company, would offer its common shares of beneficial interest, par value $0.01 per share (the "Common Shares") to investors in an underwritten public offering and would invest the proceeds of such offering in the Company in exchange for units of limited partnership interests in the company ("CRFLT Units"); and (iii) the Partnership would enter into a lease for the operation of its Hotels pursuant to which a lessee would pay rent to the Partnership based upon the greater of a fixed dollar amount of base rent or specified percentages of gross sales, as specified in the lease. If the partners approve the transaction and other conditions are satisfied, the partners of the Partnership would receive CRFLT Units in the Merger in exchange for their interests in the Partnership.

A preliminary prospectus/consent solicitation was filed as part of a registration statement on Form S-4 with the Securities and Exchange Commission and which describes the potential transaction in greater detail. Any offer of CRFLT Units in connection with the consolidation will be made solely by a final prospectus/consent solicitation.


ITEM 2.         PROPERTIES

Introduction

The properties consisted of 70 Courtyard by Marriott hotels as of December 31, 1997. The Hotels have been in operation for at least eight years. The Hotels range in age between 8 and 12 years. The Hotels are geographically diversified among 29 states, and no state has more than nine Hotels.

The  lodging  industry  in  general,  and  the   moderately-priced   segment  in
particular, is highly competitive, but the degree of competition varies from location to location and over time. On a combined basis, competitive forces affecting the Hotels are not, in the opinion of the General Partner, more adverse than the overall competitive forces affecting the lodging industry generally. See Item 1 "Business--Competition.

The following table summarizes certain attributes of each of the Hotels.

* Essex House Condominium Corporation is subsidiary of Marriott
  International, Inc.


                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                              SUMMARY OF PROPERTIES
                              (70 COURTYARD HOTELS)


    PROPERTY                    TITLE TO LAND        # OF ROOMS    OPENING DATE

1  Birmingham/Homewood, AL         Owned in fee           140         12/21/85
   500 Shades Creek Parkway
   Homewood, AL 35209

2  Birmingham/Hoover, AL        Leased from Essex House   153         08/08/87
   1824 Montgomery Highway South      Condominium Corp. *
            Hoover, AL 35244

3  Huntsville, AL              Leased from Marriott        149         08/15/87
   4808 University Drive          International, Inc.
   Huntsville, AL 35816

4  Phoenix/Mesa, AZ             Leased from Marriott       148         03/19/88
   1221 S. Westward Avenue         International, Inc.
   Mesa, AZ 85210


5  Phoenix/Metrocenter, AZ      Leased from Marriott        146        11/29/87
   9631 N. Black Canyon           International, Inc.
   Phoenix, AZ 85021

6  Tucson Airport, AZ           Leased from Marriott        149        10/01/88
   2505 E. Executive Drive         International, Inc.
   Tucson, AZ 85706

7  Little Rock, AR             Leased from Marriott        149         05/28/88
   10900 Financial Centre Parkway      International, Inc.
          Little Rock, AR 72211

8  Bakersfield, CA             Leased from Marriott        146         02/13/88
   3601 Marriott Drive           International, Inc.
   Bakersfield, CA 93308

9  Cupertino, CA               Leased from Vallco         149         05/14/88
   10605 N. Wolfe Road                Park, Ltd.
   Cupertino, CA 95014

10 Foster City, CA           Leased from Essex House       147         09/26/87
   550 Shell Blvd.             Condominium Corp. *
   Foster City, CA 94404

11  Fresno, CA                Leased from Richard,        146         09/13/86
    140 E. Shaw Avenue            Miche, Aram & Aznive
    Fresno, CA 93710                   Erganian

12  Hacienda Heights, CA        Leased from Marriott       150         03/28/90
    1905 Azusa Avenue            International, Inc.
    Hacienda Heights, CA 91745

13  Marin/Larkspur Landing, CA    Leased from Essex House  146        07/25/87
    2500 Larkspur Landing Circle       Condominium Corp. *
    Larkspur, CA 94939

14  Palm Springs, CA             Leased from Marriott       149        10/08/88
    300 Tahquitz Canyon Way         International, Inc.
    Palm Springs, CA 92262

15  Torrance, CA                Leased from Marriott        149         10/15/88
    2633 West Sepulveda Boulevard      International, Inc.
    Torrance, CA 90505

16  Boulder, CO               Leased from Marriott        148         08/06/88
    4710 Pearl East Circle          International, Inc.
    Boulder, CO 80301

17  Denver, CO                    Owned in fee            146         08/15/87
    7415 East 41st Avenue
    Denver, CO 80301

18  Denver/Southeast, CO       Leased from Essex House    152         05/30/87
    6565 S. Boston Street           Condominium Corp.*
    Englewood, CO 80111

19  Norwalk, CT                 Leased from Mary          145         07/30/88
    474 Main Avenue             Fabrizio
    Norwalk, CT 06851

20  Wallinford, CT              Leased from Marriott      149         04/21/90
    600 Northrop Road            International, Inc.
    Wallingford, CT 06492

21  Ft. Myers, FL              Leased from Marriott       149         08/27/88
    4455 Metro Parkway            International, Inc.
    Ft. Myers, FL 33901

22  Ft. Lauderdale/Plantation, FL  Leased from Marriott 149       09/21/88
    7780 S.W. 6th Street           International, Inc.
    Plantation, FL 33324

23  St. Petersburg, FL        Leased from Marriott        149         10/14/89
    3131 Executive Drive      International, Inc.
          Clearwater, FL 34622

24  Tampa/Westshore, FL        Leased from                145         10/27/86
    3805 West Cypress            Hotsinger, Inc. and
    Tampa, FL 33607                 Owned in fee

25  West Palm Beach, FL           Leased from Marriott     149         01/14/89
    600 Northpoint Parkway          International, Inc.
    West Palm Beach, FL 33407

26  Atlanta Airport South, GA       Owned in fee            144         06/15/86
    2050 Sullivan Road
    College Park, GA 30337

27  Atlanta/Gwinnett Mall, GA    Leased from Marriott       146        03/19/87
    3550 Venture Parkway          International, Inc.
    Duluth, GA 30136

28  Atlanta/Perimeter Ctr., GA   Leased from Essex House     145     12/12/87
    6250 Peachtree-Dunwoody Road       Condominium Corp. *
    Atlanta, GA 30328

29 Atlanta/Roswell, GA           Leased from Roswell         154       06/11/88
   1500 Market Boulevard         Landing Associates
   Roswell, GA 30076

30 Arlington Heights-South, IL   Owned in fee            147         12/20/85
   100 W. Algonquin Road
   Arlington Heights, Il 60005



31 Chicago/Deerfield, IL          Owned in fee            131         01/02/86
   800 Lake Cook Road
   Deerfield, IL 60015

32 Chicago/Glenview, IL           Leased from Marriott     149         07/08/89
   180l Milwaukee Avenue          International, Inc.
   Glenview, IL 60025

33 Chicago/Highland Park, IL      Leased from Marriott     149         06/10/88
   1505 Lake Cook Road           International, Inc.
   Highland Park, IL 60035

34 Chicago/Lincolnshire, IL      Owned in fee              146         07/20/87
          505 Milwaukee Avenue
         Lincolnshire, IL 60069

35 Chicago/Oakbrook Terrace, IL  Owned in fee              147         05/09/86
   6 TransAm Plaza Drive
   Oakbrook Terrace, IL 60181

36 Chicago/Waukegan, IL          Leased from Marriott      149         05/28/88
   800 Lakehurst Road            International, Inc.
   Waukegan, Il 60085

37 Chicago/Wood Dale, IL         Leased from Marriott      149         07/02/88
   900 N. Wood Dale Road           International Inc.
   Wood Dale, IL 60191

38 Rockford, IL                   Owned in fee            147         04/12/86
   7676 East State Road
   Rockford, IL 61108

39 Indianapolis/Castleton, IN     Leased from Essex House 146         06/06/87
   8670 Allisonville Road          Condominium Corp. *
   Indianapolis, IN 46250

40 Kansas City/Overland Park, KS  Leased from Marriott    149         01/14/89
   11301 Metcalf Avenue           International, Inc.
   Overland Park, KS 66212

41 Lexington/North, KY         Leased from Essex House    146         06/04/88
   775 Newtown Court           Condominium Corp.*
   Lexington, KY 40511

42 Annapolis, MD            Leased from Essex House       149         03/04/89
   2559 Riva Road
   Annapolis, MD 21401

43 Silver Spring, MD        Leased from Marriott          146         08/06/88
   12521 Prosperity Drive          International, Inc.
   Silver Spring, MD 20904

44 Boston/Andover, MA        Leased from Marriott        146         12/03/88
   10 Campanelli Drive       International, Inc.
   Andover, MA 01810

45 Detroit Airport, MI       Leased from Marriott        146         12/12/87
   30653 Flynn Drive         International, Inc.
   Romulus, MA 48174

46 Detroit/Livonia, MI           Leased from Marriott    148         03/12/88
   17200 N. Laurel Park Drive    International, Inc.
   Livonia, MI 48152


47 Minneapolis Airport, MN    Leased from Essex House     146         06/13/87
   1352 Northland Drive           Condominium Corp. *
   Mendota Heights, MN 55120


48 St. Louis/Creve Coeur, MO    Leased from Essex House   154         07/22/87
   828 N. New Ballas Road          Condominium Corp. *
   Creve Coeur, MO 63146

49 St. Louis/Westport, MO       Leased from Marriott      149         08/20/88
   11888 Westline Industrial Drive     International, Inc.
   St. Louis, MO 63146

50  Lincroft/Red Bank, NJ        Leased from Marriott     146         05/28/88
    245 Half Mile Road            International, Inc.
    Red Bank, NJ 07701

51  Poughkeepsie, NY            Leased from Pizzgalli     149         06/04/88
    408 South Road               Investment Company
    Poughkeepsie, NY

52  Rye, NY                  Leased from Essex House       145         03/19/88
    631 Midland Avenue        Condominium Corp. *
    Rye, NY 10580

53 Charlotte/South Park, NC     Leased from Queens         149         03/25/89
   6023 Park South Drive            Properties, Inc.
   Charlotte, NC 28210

54 Raleigh/Cary, NC             Leased from Marriott       149         06/25/88
   102 Edinburgh Drive South        International, Inc.
   Cary, NC 27511

55 Dayton Mall, OH             Leased from Marriott        146         09/19/87
   100 Prestige Place            International, Inc.
   Miamisburg, OH 45342

56 Toledo, OH                Leased from Marriott        149         04/30/88
   1435 East Mall Drive           International, Inc.
   Holland, OH 43528

57 Oklahoma City Airport, OK   Leased from Marriott        149         07/23/88
   4301 Highline Boulevard         International, Inc.
   Oklahoma City, OK 73108

58 Portland-Beaverton, OR     Leased from Marriott        149         02/11/89
   8500 S.W. Nimbus Drive     International, Inc.
   Beaverton, OR 97005

59 Philadelphia/Devon, PA     Leased from Three Devon      149         11/19/88
   762 W. Lancaster Ave.           Square Associates
   Wayne, PA 19087

60 Columbia, SC               Leased from Marriott        149         01/28/89
   347 Zimalcrest Drive           International, Inc.
   Columbia, SC 29210

61 Greenville, SC            Leased from Essex House       146         03/05/88
   70 Orchard Park Drive          Condominium Corp. *
   Greenville, SC 29615

62 Memphis Airport, TN         Leased from Essex House     145         07/15/87
   1780 Nonconnah Boulevard         Condominium Corp. *
   Memphis, TN 38132


63  Nashville Airport, TN     Leased from Essex House       145       01/23/88
    2508 Elm Hill Pike            Condominium Corp. *
    Nashville, TN 37214

64  Dallas/Northeast, TX      Leased from Marriott        149         01/16/88
    1000 South Sherman        International, Inc.
    Richardson, TX 75081

65 Dallas/Plano, TX               Owned in fee            149         05/07/88
   4901 W. Plano Parkway
   Plano, TX 75093

66 Dallas/Stemmons, TX         Leased from Essex House    146         09/12/87
   2383 Stemmons Trail           Condominium Corp. *
   Dallas, TX 75220

67 San Antonio/Downtown, TX     Leased from Essex House   149         02/30/90
   600 Santa Rosa South           Condominium Corp. *
   San Antonio, TX 78204

68 Charlottesville, VA           Leased from Marriott     150         01/21/89
   638 Hillsdale Drive           International, Inc.
   Charlottesville, VA 22901

69 Manassas, VA               Leased from Marriott        149         03/04/89
   10701 Battleview Parkway         International, Inc.
   Manassas, VA 22110

70 Seattle/Southcenter, WA         Leased from Marriott    149         03/11/89
   400 Andover Park West          International, Inc.
   Tukwila, WA 98188

ITEM 3.         LEGAL PROCEEDINGS

Certain Limited Partners of the Partnership have filed a lawsuit in Texas state court against the General Partner, the Manager and certain of their respective affiliates, officers and directors. These partners have alleged that the General Partner and the Manager have improperly operated the business affairs of the Partnership and its hotels. In January of 1998, two other Limited Partners filed a petition to expand this lawsuit to include a class action. The General Partner believes that all of the claims are without foundation and intends to vigorously defend against them.

On February 11, 1998, four individual limited partners in partnerships sponsored by Host Marriott Corporation ("Host Marriott"), filed a class action lawsuit against Host Marriott and the general partners of Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, and Fairfield Inn by Marriott Limited Partnership (collectively, the "Partnerships"). The plaintiffs allege that the merger of the Partnerships (the "Merger") into an umbrella partnership real estate investment trust proposed by CRF Lodging Company, L.P. in a preliminary registration statement filed with the Securities and Exchange Commission, dated December 22, 1997, constitutes a breach of the fiduciary duties owed to the limited partners of the Partnerships by Host Marriott and the general partners of the Partnerships. In addition, the plaintiffs allege that the Merger breaches various agreements relating to the Partnerships. The plaintiffs are seeking, among other things, the following: certification of a class; injunctive relief to prohibit consummation of the Merger or, in the alternative, recision of the Merger; and damages. Host Marriott and the general partners of the Partnerships believe that these allegations are totally devoid of merit and they intend to vigorously defend against such claims. The defendants also maintain that this lawsuit is premature because the Merger has not been and may not be consummated as proposed in the filings..

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


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                                        PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first date of each accounting period and may be made only to accredited investors. All transfers are subject to approval by the General Partner. As of December 31, 1997, there were 1,579 holders (including holders of half-units) of record of the 1,470 Units.

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

As of December 31, 1997, the Partnership has distributed a total of $81,504,150 ($55,445 per limited partner unit) since inception. During 1997, $10,437,000 ($7,100 per limited partner unit) was distributed and an additional $2,793,000 ($1,900 per limited partner unit) will be distributed in April 1998 bringing the total distribution from 1997 operations to $13,230,000 ($9,000 per limited partner unit). The Partnership distributed $11,025,000 ($7,500 per limited partner unit) from 1996 operations. No distributions were made to the Partners from 1995 operations in order to retain funds to pay the costs associated with refinancing the Partnership's debt. No distributions of Capital Receipts have been made since inception.


ITEM 6.         SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years in the period ended December 31, 1997 presented in accordance with generally accepted accounting principles.

                                                      1997         1996          1995         1994         1993
                                                               (in thousands, except per unit amounts)

Revenues..........................................$  141,230   $   133,182  $   121,737   $  112,392   $   102,916
                                                  ==========   ===========  ===========   ==========   ===========

Net income (loss).................................$   15,691   $    10,541  $    11,215   $   (3,564)  $    (6,019)
                                                  ==========   ===========  ===========   ==========   ===========

Net income (loss) per limited
  partner unit (1,470 Units)......................$   10,140   $     6,812  $     7,248   $   (2,303)  $    (3,890)
                                                  ==========   ===========  ===========   ==========   ===========

Total assets......................................$  536,715   $   547,099  $   567,530   $  549,895   $   564,225
                                                  ==========   ===========  ===========   ==========   ===========

Total liabilities.................................$  567,412   $   579,040  $   603,030   $  593,947   $   595,893
                                                  ==========   ===========  ===========   ==========   ===========

Cash distributions per limited
  partner unit (1,470 Units)......................$    9,000   $     7,500  $        --   $    6,000   $     6,000
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

GENERAL

The following discussion and analysis addresses results of operations for the fiscal years ended December 31, 1997, 1996 and 1995. Since 1990, Courtyard by Marriott II Limited Partnership ("the Partnership") has owned the 70 hotels (the "Hotels") which, as of December 31, 1997, contain a total of 10,336 guest rooms. During the period from 1995 through 1997, Partnership revenues grew from $121.7 million to $141.2 million, while the Partnership's total hotel sales grew from $245.8 million to $275.0 million. Growth in room sales, and thus hotel sales, is a function of combined average occupancy and room rates. During the period from 1995 through 1997, the Hotels' combined average room rate increased by $10.60 from $71.49 to $82.09, while the combined average occupancy decreased from 81.4% to 80.3%.

With the exception of additional rentals due under certain ground lease agreements and variable payments due to the Manager, the Partnership's operating costs and expenses are, to a great extent, fixed. Therefore, the Partnership derives substantial operating leverage from increases in revenue. The variable expenses include (i) base and Courtyard management fees under the management agreement, which are 3 1/2% and 2 1/2% of gross hotel sales, respectively, (ii) incentive management fee equal, in most cases, to 15% of operating profit, and
(iii) variable ground lease payments.

RESULTS OF OPERATIONS

The following table shows selected combined operating and financial statistics for the Hotels (in thousands, except combined average occupancy, combined average daily room rate, REVPAR and number of rooms):
                                                 Year Ended December 31,
                                            1997          1996          1995

combined average occupancy..............     80.3%          80.4%         81.4%
Combined average daily room rate........$    82.09    $     76.48   $     71.49
REVPAR..................................$    65.92    $     61.49   $     58.19
Number of rooms.........................    10,336         10,336        10,335
Room sales..............................$  248,012    $   235,861   $   218,955
Food and beverage sales............ ....    17,436         18,227        17,628
Other hotel sales.......................     9,573          9,619         9,242
                                        ----------    -----------   -----------
   Total hotel sales....................   275,021        263,707       245,825
Direct hotel operating costs and expenses  133,791        130,525       124,088
                                        ----------    -----------   -----------
Hotel Revenues..........................$  141,230    $   133,182   $   121,737
                                        ==========    ===========   ===========

The following table shows selected components of the Partnership's operating income as a percentage of total hotel sales.

                                                Year Ended December 31,
                                           1997          1996           1995
Hotel sales:
   Room sales........................       90.2%         89.4%         89.1%
   Food and beverage sales...........        6.3           6.9           7.2
   Other ............................        3.5           3.7           3.7
                                      -----------   -----------   -----------
      Total hotel sales..............      100.0         100.0         100.0
Direct operating costs and expenses..       48.6          49.5          50.5
                                      -----------   -----------   -----------
Hotel Revenues.....................         51.4          50.5          49.5
Indirect hotel operating costs and expenses:
   Depreciation and amortization.....       10.2          10.2          11.3
   Base and Courtyard management fees        6.0           6.0           6.0
   Ground rent.......................        4.5           4.5           4.7
   Property taxes....................        3.6           3.6           3.8
   Incentive management fees.........        4.7           4.6           4.3
   Insurance and other...............        1.0           1.1           0.6
                                     -----------   -----------   -----------
   Total indirect hotel operating costs
       and expenses.                        30.0          30.0          30.7
                                     -----------   -----------   -----------
     Operating profit. .............        21.4%         20.5%         18.8%
                                      ===========   ===========   ===========

1997 Compared to 1996

Hotel Revenues. Hotel revenues (hotel sales less direct hotel operating costs and expenses) increased by $8.0 million in 1997 to $141.2 million, a 6.0% increase when compared to 1996. The increase in revenues was achieved primarily through an increase in hotel sales offset by an increase in hotel operating costs and expenses, as discussed below.

Hotel Sales. Total 1997 hotel sales of $275.0 million represented an $11.3 million, or 4.3%, increase over 1996. The increase in sales was achieved primarily through an increase in the combined average room rate from $76.48 in 1996 to $82.09 in 1997. As a result, 1997 room sales increased by $12.2 million, or 5.2%, to $248.0 million from $235.9 million in 1996 despite a slight decrease in occupancy.

Combined average occupancy for 1997 decreased by 0.1 percentage points to 80.3%. The slight decrease in occupancy during the year is mainly due to increased competition and aggressive rate increases in some markets. For 1997, 37 of the Partnership's 70 Hotels posted occupancy rates exceeding 80%.

Direct Hotel Operating Costs and Expenses. The 1997 direct hotel operating costs and expenses increased $3.3 million, or 2.5%. The increase is primarily due to an increase in certain variable costs related to the increase in room sales. However, as a percentage of total hotel sales, these costs and expenses decreased to 48.6% in 1997 as compared to 49.5% in 1996. This resulted in higher room and food and beverage profit margins. Room profit and food and beverage profit increased by 5.6% and 6.4%, respectively for 1997 as compared to 1996.

Indirect Hotel Operating Costs and Expenses. Indirect hotel operating costs and expenses increased by $3.3 million, or 4.2% from $79.2 million in 1996 to $82.5 million in 1997. As a percentage of total hotel sales, these costs and expenses remained at 30% for both 1997 and 1996. The components of this category are discussed below:

Depreciation. Depreciation increased by $1.1 million, or 4% to $28.1 million in 1997 as compared to 1996 due to new assets being purchased and depreciated as a result of renovations and replacements at the Partnership's hotels.

Base and Courtyard Management Fees. Base and Courtyard management fees are calculated as a percentage of hotel sales. The increase in these fees of 4.3% from $15.8 million in 1996 to $16.5 million in 1997 is due to the improved combined hotel sales for the 70 Hotels for 1997 when compared to 1996. As a percentage of hotel sales, these fees remained at 6%.

Ground rent. Ground rent increased by 4.9% to $12.5 million during 1997 as compared to 1996 due to improved hotel operations which resulted in Hotels paying more rent as a percent of sales rather than the minimum rent. However, ground rent as a percentage of total hotel sales remained stable at 4.5% between 1997 and 1996.

Insurance and Other. Insurance and other decreased by 10% during 1997 to $2.5 million when compared to 1996. The decrease is primarily due to decreases in equipment rent, and permits and licenses.

Incentive Management Fees. Incentive management fees earned increased by 7.0% from $12.0 million in 1996 to $12.9 million in 1997. The increase in incentive management fees earned was the result of improved combined hotel operating results.

Operating Profit. Operating profit (hotel revenues less all costs and expenses other than interest expense) increased by $4.8 million to $58.8 million in 1997 from $54 million in 1996, primarily due to higher revenues.

Interest Expense. Interest expense decreased slightly by 1.3% to $45.8 million in 1997 from $46.4 million in 1996. This decrease was primarily due to principal amortization of $13.3 million on the Certificates/Mortgage Loan. The weighted average interest rate for 1997 was 8.5% as compared to 8.4% in 1996.

Net Income. In 1997, the Partnership had net income of $15.7 million, an increase of $5.2 million, from net income of $10.5 million for 1996. This increase was primarily due to higher revenues as discussed above, offset by increases in management fees.

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

Indirect Hotel Operating Costs and Expenses. Indirect hotel operating costs and expenses increased by $3.7 million, or 4.9%, from $75.4 million in 1995 to $79.1 million in 1996. As a percentage of total hotel sales these costs and expenses decreased to 30% of total hotel sales in 1996 from 30.7% in 1995. The components of this category are discussed below:

Depreciation. Depreciation decreased slightly in 1996 as compared to 1995 due to a portion of the Hotels' furniture and equipment becoming fully depreciated in 1995.

Base and Courtyard Management Fees. Base and Courtyard management fees are calculated as a percentage of hotel sales. The increase in these fees of 7.4%, from $14.7 million in 1995 to $15.8 million in 1996 is due to the improved combined hotel sales for the 70 Hotels for 1996 when compared to 1995. As a percentage of hotel sales, these fees remained at 6%.

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

Insurance and Other. The 1996 insurance and other expenses increased by $1.2 million to $2.8 million when compared to 1995. The increase is primarily due to an increase in equipment rent, insurance expenses and administrative expenses.

Operating Profit. Operating profit (hotel revenues less all costs and expenses other than interest expense) increased by $7.7 million to $54.0 million in 1996, from $46.3 million in 1995, primarily due to higher revenues.

Interest Expense. Interest expense increased 21.7% to $46.4 million in 1996 from $38.1 million in 1995. This increase in interest expense was due to the refinancing of the Partnership's debt at fixed rates which are higher than the prior year's variable interest rates. The weighted average interest rate in 1996 was 8.4% as compared to 7% in 1995.

Net Income: In 1996, the Partnership had net income of $10.5 million, a decrease of $.7 million from 1995's net income of $11.2 million. This decrease was primarily due to higher interest expense.

CAPITAL RESOURCES AND LIQUIDITY

Principal Sources and Uses of Cash

The Partnership's principal source of cash is from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund and to make distributions to limited partners. Cash provided by operations was $45.0 million, $38.1 million and $36.0 million for the years ended 1997, 1996 and 1995, respectively.
The increase is primarily due to improved operations.

Cash used in investing activities was $15.5 million, $17.3 million and $14.2 million for 1997, 1996 and 1995, respectively. Contributions to the property improvement fund were $13.8 million, $13.2 million and $12.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Cash used in investing activities for 1997, 1996 and 1995 includes capital expenditures of $24.9 million, $11.3 million and $8.8, respectively. The increase in 1997 capital expenditures is primarily related to room renovations and replacements at the Partnership's hotels.

Cash used in financing activities was $30.0 million, $34.3 million and $8.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. Cash used in financing activities includes $14.5 million, $7.0 million and $2.7 million of cash distributions to limited partners in 1997, 1996 and 1995, respectively. The distribution in 1995 was the final distribution from the operations of 1994 and the cash available from 1995 operations was used to pay refinancing fees.

During 1997 and 1996, the Partnership repaid $13.3 million and $11.3 million, respectively, of principal on the commercial mortgage backed securities. No principal payments were made in 1995 as the mortgage debt in place at that time did not require principal payments. The Partnership also paid $44.2 million, $42.5 million and $42.1 million of interest on its debts in 1997, 1996 and 1995, respectively.

Pursuant to the terms of the Certificate/Mortgage Loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of MII is downgraded by Standard and Poor's Rating Services. The Manager, Courtyard Management Corporation, is a wholly-owned subsidiary of MII. In March 1997, MII acquired the Renaissance Hotel Group N.V., adding greater geographic diversity and growth potential to its lodging portfolio. The assumption of additional debt associated with this transaction resulted in a single downgrade of MII's long term - senior unsecured debt, effective April 1, 1997. As a result, the Partnership transferred $10.3 million into the required reserve accounts prior to December 31, 1997. Out of this balance, approximately $6.0 million of real estate taxes have been paid. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying balance sheet.

The change in reserve accounts includes $2 million transferred to the working capital reserve and the $4.3 million remaining in the real estate tax and insurance escrow account reduced by $4.1 million of accrued real estate tax liabilities.

Debt

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

Additionally, the Partnership formed a wholly-owned subsidiary, Courtyard II Associates Management Corporation (the "Managing General Partner"). The Managing General Partner was formed to be the managing general partner with a 1% general partner interest in Courtyard II Associates, L.P. ("Associates"), a Delaware limited partnership. The Partnership owns a 1% general partner interest and a 98% limited partner interest in Associates. On January 24, 1996, the Partnership contributed 69 Hotels and their related assets to Associates. Formation of Associates resulted in the Partnership's primary assets being its direct and indirect interest in Associates. Additionally, substantially all of Associates' net equity will be restricted to dividends, loans or advances to the Partnership.

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

Debt - Overview

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

Debt - Senior Notes

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

The Senior Notes are not redeemable prior to February 1, 2001. Thereafter, the Senior Notes may be redeemed, at the option of the Partnership, at a premium declining to par in 2004. The premium is 5.375% for 2001, 3.583% for 2002 and 1.792% for 2003. The Senior Notes are non-recourse to the Partnership and its partners.

On June 4, 1996, the Partnership and Finance completed an exchange offer of its unregistered 10 3/4% Series B Senior Secured Notes with an aggregate principal amount of $127.4 million ("Old Notes") due 2008 for an equal amount of registered notes ("New Notes"). The form and terms of the New Notes are substantially identical to the form and terms of the Old Notes, except that the New Notes have been registered under the Securities Act of 1933, as amended and will not have any restrictions on transferability.

Debt - Certificates

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

The balance of the Certificates was $385.6 million and $398.9 million at December 31, 1997 and 1996, respectively. Principal amortization of $13.3 million and $11.3 million of the Class A-1 Certificates were made during 1997 and 1996, respectively.

The Certificates/Mortgage Loan maturities are as follows (in thousands):

               1998                        $     14,331
               1999                              15,443
               2000                              16,642
               2001                              17,934
               2002                              19,326
               Thereafter                       301,879
                                           ------------
                                           $    385,555

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

Historically, under the management agreement, the Manager subordinated receipt of the Courtyard management fee to the payment of debt service (through the debt refinancing date of January 24, 1996) and a 6% return to the limited partners (through 1993). As of December 31, 1997 and 1996, cumulative deferred base and Courtyard management fees totaled $30.2 million.

No incentive management fees were earned by the Manager prior to 1994 whereas $5.6 million of incentive management fees earned in 1994 were deferred. For the year ended December 31, 1995, $10.5 million in incentive management fees were earned and paid to the Manager. For the year ended December 31, 1996, $12.0 million in incentive management fees were earned and $11.4 million were paid resulting in an additional deferment of $0.6 million. In 1997, the $12.9 million of incentive management fees earned were fully paid and $1.6 million of deferred fees were also paid.

The priority return to the Partnership, as defined, was reduced from 10% of invested capital to 7% in 1996, 8% in 1997, 9% in 1998 and then returning to 10% for 1999 and thereafter. Operating profit from the Hotels (which reflects the deduction of the base and Courtyard management fees and MII ground rent) will be used to pay the following, in order of priority: (i) debt service on the Senior Notes and Mortgage Loan, (ii) to repay working capital loans to the Manager,
(iii) to repay deferred ground rent to MII and their affiliates, (iv) to repay ground lease advances to MII and their affiliates, (v) the priority return to the Partnership which was 8% and 7% of invested capital for 1997 and 1996, respectively, (vi) eighty percent of the remaining operating profit is applied to the payment of current incentive management fees, (vii) to repay advances to the Partnership, (viii) to repay foreclosure avoidance advances to the Manager and (ix) fifty percent of the remaining operating profit to repay deferred management fees to the Manager and fifty percent of remaining operating profit is paid to the Partnership.

Property Improvement Fund

The Management Agreement requires annual contributions to a property improvement fund to ensure that the physical condition and product quality of the Hotels are maintained. Contributions to this fund are based on a percentage of annual total hotel sales, currently equal to 5%. The Partnership believes that the 5% contribution requirement is consistent with industry standards and provides a sufficient reserve for the future capital repair and replacement needs of the Hotels. In accordance with the Management Agreement, the annual required contribution percentage may increase to up to 6% after December 31, 2000 at the option of the Manager. The balance in the fund totaled $27.2 million and $36.6 million as of December 31, 1997 and 1996, respectively. Total capital expenditures for 1997, 1996 and 1995 were $24.9 million, $11.3 million and $8.8 million, respectively. The capital expenditures for 1997 included renovations at 15 of the Partnership hotels. All such capital expenditures were funded from the property improvement fund. Rooms renovations totaling $21.5 million are scheduled to be completed at 28 of the Partnership hotels in 1998. The Partnership will have sufficient funds to complete the renovations.

General

As previously discussed, the Partnership's debt was refinanced on January 24, 1996. The General Partner believes that cash from hotel operations combined with the ability to defer certain management fees to the Manager and ground rent payments to MII and affiliates will provide adequate funds in the short term and long term for the operational needs of the Partnership.

Competition

The moderately priced lodging segment continues to be highly competitive. An increase in supply growth began in 1996 with the introduction of a number of new national brands. However, through 1997 Courtyards continue to command a premium share of the market in which they are located in spite of the growth of new chains. For 1998, the outlook continues to be positive. It is expected that Courtyard will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new mid-priced brands including Wingate Hotels, Hilton Garden Inns, Four Points by Sheraton, Mainstay, Candlewood and Club Hotels.

Inflation

The rate of inflation has been relatively low in the past four years. The Manager is generally able to pass through increased costs to customers through higher room rates and prices. In 1997, average rates of Courtyard hotels exceeded inflationary costs, but lagged the increases of direct competitors who have been able to realize higher rates due to climbing occupancies. On January 24, 1996, the Partnership refinanced its mortgage debt and fixed its interest costs thereby eliminating the Partnership's exposure to the impact of inflation on future interest costs.

Seasonality

Demand, and thus room occupancy, is affected by normally recurring seasonal patterns. For most of the Hotels, demand is higher in the spring and summer months (March through October) than during the remainder of the year.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index                                                                                                     Page

Courtyard by Marriott II Limited Partnership Consolidated Financial Statements:

           Report of Independent Public Accountants.......................................................   31

           Consolidated Statement of Operations...........................................................   32

           Consolidated Balance Sheet.....................................................................   33

           Consolidated Statement of Changes in Partners' Capital (Deficit)...............................   34

           Consolidated Statement of Cash Flows...........................................................   35

           Notes to Consolidated Financial Statements.....................................................   37

Courtyard II Associates, L.P. and Subsidiary Consolidated Financial Statements:

           Report of Independent Public Accountants.......................................................   49

           Consolidated Statement of Operations...........................................................   50

           Consolidated Balance Sheet.....................................................................   51

           Consolidated Statement of Changes in Partners' Capital.........................................   52

           Consolidated Statement of Cash Flows...........................................................   53

           Notes to Consolidated Financial Statements.....................................................   55

                                                             49
                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE PARTNERS OF COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheet of Courtyard by Marriott II Limited Partnership (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Courtyard by Marriott II Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index at Item 14(a)(2) are presented for purposes of complying with the rules of the Securities and Exchange Commission and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                            ARTHUR ANDERSEN LLP


Washington, D.C.
February 23, 1998

                              CONSOLIDATED STATEMENT OF OPERATIONS
                           Courtyard by Marriott II Limited Partnership
                        For the Years Ended December 31, 1997, 1996 and 1995
                               (in thousands, except per Unit amounts)



                                                                                   1997            1996             1995
                                                                              ------------    -------------   ---------
REVENUES
  Hotel revenues (Note 3).....................................................$    141,230    $     133,182   $     121,737
                                                                              ------------    -------------   -------------

OPERATING COSTS AND EXPENSES
  Depreciation ...............................................................      28,131           27,062          27,720
  Base and Courtyard management fees .........................................      16,501           15,822          14,749
  Incentive management fee....................................................      12,878           12,040          10,480
  Ground rent.................................................................      12,480           11,899          11,550
  Property taxes..............................................................       9,938            9,537           9,324
  Insurance and other.........................................................       2,531            2,810           1,618
                                                                              ------------    -------------   -------------
                                                                                    82,459           79,170          75,441
                                                                              ------------    -------------   -------------

OPERATING PROFIT..............................................................      58,771           54,012          46,296
Interest expense..............................................................     (45,778)         (46,366)        (38,113)
Interest income...............................................................       2,698            2,895           3,032
                                                                              ------------    -------------   -------------

NET INCOME....................................................................$     15,691    $      10,541   $      11,215
                                                                              ============    =============   =============

ALLOCATION OF NET INCOME
  General Partner.............................................................$        785    $         527   $         560
  Limited Partners............................................................      14,906           10,014          10,655
                                                                              ------------    -------------   -------------
                                                                              $     15,691    $      10,541   $      11,215
                                                                              ============    =============   =============

NET INCOME PER LIMITED PARTNER UNIT (1,470 Units).............................$     10,140    $       6,812   $       7,248
                                                                              ============    =============   =============

               The  accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                                              CONSOLIDATED BALANCE SHEET
                                  Courtyard by Marriott II Limited Partnership
                                           December 31, 1997 and 1996
                                                  (in thousands)

                                                                                                 1997             1996
                                                                                              -------------   ---------
ASSETS
  Property and equipment, net.................................................................$     455,435   $     458,687
  Deferred financing costs, net of accumulated amortization...................................       15,833          17,442
  Due from Courtyard Management Corporation...................................................       11,318          13,315
  Prepaid expenses............................................................................           27              28
  Property improvement fund...................................................................       27,200          36,582
  Restricted cash.............................................................................       13,212           6,848
  Cash and cash equivalents...................................................................       13,690          14,197
                                                                                              -------------   -------------
                                                                                              $     536,715   $     547,099
                                                                                              =============   =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
  Debt  ......................................................................................$     512,955   $     526,253
  Management fees due to Courtyard Management Corporation.....................................       34,829          36,442
  Due to Marriott International, Inc. and affiliates..........................................        9,050           9,169
  Accounts payable and accrued liabilities....................................................       10,578           7,176
                                                                                              -------------   -------------

        Total Liabilities.....................................................................      567,412         579,040
                                                                                              -------------   -------------

PARTNERS' CAPITAL (DEFICIT)
  General Partner
     Capital contribution.....................................................................       11,306          11,306
     Cumulative net losses....................................................................       (4,456)         (5,241)
     Capital distributions....................................................................         (278)           (278)
                                                                                              -------------   -------------
                                                                                                      6,572           5,787
                                                                                              -------------   -------------

  Limited Partners
     Capital contributions, net of offering costs of $17,189..................................      129,064         129,064
     Cumulative net losses....................................................................      (84,676)        (99,582)
     Capital distributions....................................................................      (81,504)        (67,025)
     Investor notes receivable................................................................         (153)           (185)
                                                                                              -------------   -------------
                                                                                                    (37,269)        (37,728)

        Total Partners' Deficit...............................................................      (30,697)        (31,941)
                                                                                              -------------   -------------

                                                                                              $     536,715   $     547,099
                                                                                              =============   =============

    The  accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                                  CONSOLIDATED STATEMENT OF CHANGES IN
                                       PARTNERS' CAPITAL (DEFICIT)
                             Courtyard by Marriott II Limited Partnership
                         For the Years Ended December 31, 1997, 1996 and 1995
                                          (in thousands)

                                                                               General          Limited
                                                                               Partner          Partners            Total
                                                                             -----------    ---------------    ------------

Balance, December 31, 1994..................................................$      4,700    $       (48,752)   $    (44,052)

  Payments received on investor notes receivable............................          --                 51              51
  Capital distributions.....................................................          --             (2,714)         (2,714)
  Net income................................................................         560             10,655          11,215
                                                                            ------------    ---------------    ------------

Balance, December 31, 1995..................................................       5,260            (40,760)        (35,500)

  Capital distributions.....................................................          --             (6,982)         (6,982)
  Net income................................................................         527             10,014          10,541
                                                                            ------------    ---------------    ------------

Balance, December 31, 1996..................................................       5,787            (37,728)        (31,941)

  Capital distributions.....................................................          --            (14,479)        (14,479)
  Payments received on investor notes receivable............................          --                 32              32
  Net income................................................................         785             14,906          15,691
                                                                            ------------    ---------------    ------------

Balance, December 31, 1997..................................................$      6,572    $       (37,269)   $    (30,697)
                                                                            ============    ===============    ============



 The  accompanying   notes  are  an  integral  part  of  these
  consolidated financial statements.

                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              Courtyard by Marriott II Limited Partnership
                         For the Years Ended December 31, 1997, 1996 and 1995
                                        (in thousands)



                                                                                       1997          1996          1995
                                                                                    ----------    ----------    -------
OPERATING ACTIVITIES
  Net income........................................................................$   15,691    $   10,541    $    11,215
  Noncash items:
     Depreciation...................................................................    28,131        27,062         27,720
     Amortization of deferred financing costs as interest...........................     1,572         1,679            625
     Deferred management fees.......................................................        --           633             --
     Gain on sale of equipment......................................................        --            --            (12)
     Deferred interest on IRB advances from
        Host Marriott Corporation...................................................        --            --            638
  Changes in operating accounts:
     Due from Courtyard Management Corporation......................................     1,997        (3,737)         1,311
     Management fees due to Courtyard Management Corporation........................    (1,613)           --           (162)
     Accounts payable and accrued liabilities.......................................      (860)        2,924         (5,114)
     Due to Host Marriott Corporation...............................................        32        (1,015)          (427)
     Prepaid expenses...............................................................         1           (28)           180
                                                                                    ----------    ----------    -----------

        Cash provided by operations.................................................    44,951        38,059         35,974
                                                                                    ----------    ----------    -----------

INVESTING ACTIVITIES
  Additions to property and equipment, net..........................................   (24,879)      (11,269)        (8,786)
  Change in property improvement fund...............................................     9,382        (3,484)        (5,427)
  Working capital provided to Courtyard Management Corporation......................        --        (2,500)            --
                                                                                    ----------    ----------    -----------

        Cash used in investing activities...........................................   (15,497)      (17,253)       (14,213)
                                                                                    ----------    ----------    -----------

FINANCING ACTIVITIES
  Capital distributions.............................................................   (14,479)       (6,982)        (2,714)
  Repayment of principal............................................................   (13,298)      (11,347)            --
  Change in restricted reserve accounts.............................................    (2,204)           --             --
  Payment of financing costs........................................................       (12)      (15,835)        (2,990)
  Proceeds from issuance of debt....................................................        --       537,600             --
  Repayments of debt................................................................        --      (531,100)            --
  Deposit into the debt service reserve.............................................        --        (6,848)            --
  Use of (Deposit in) refinancing reserve accounts..................................        --         6,684         (2,560)
  Repayment of advances from Host Marriott Corporation..............................        --        (6,489)            --
  Collections of investor notes receivable..........................................        32            --             51
                                                                                    ----------    ----------    -----------

        Cash used in financing activities...........................................   (29,961)      (34,317)        (8,213)
                                                                                    ----------    ----------    -----------

 The  accompanying   notes  are  an  integral  part  of  these
 consolidated financial statements.

                             Courtyard by Marriott II Limited Partnership
                       For the Years Ended December 31, 1997, 1996 and 1995
                                          (in thousands)

                                                                                     1997          1996          1995
                                                                                    ----------    ----------    -------
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS....................................$     (507)   $  (13,511)   $    13,548

CASH AND CASH EQUIVALENTS at beginning of year......................................    14,197        27,708         14,160
                                                                                    ----------    ----------    -----------

CASH AND CASH EQUIVALENTS at end of year............................................$   13,690    $   14,197    $    27,708
                                                                                    ==========    ==========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for mortgage and other interest......................................$   44,207    $   42,532    $    42,092
                                                                                    ==========    ==========    ===========


 The  accompanying   notes  are  an  integral  part  of  these
 consolidated financial statements.

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Courtyard by Marriott II Limited Partnership
                                   December 31, 1997 and 1996


NOTE 1.       THE PARTNERSHIP

Description of the Partnership

Courtyard by Marriott II Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on August 31, 1987 to acquire and own 70 Courtyard by Marriott hotels (the "Hotels") and the land on which certain of the Hotels are located. The Partnership's 70 hotel properties are located in 29 states in the United States: nine in Illinois; eight in California; five in Florida; four in Georgia; four in Texas and three or less in each of the other 24 states. The Hotels are managed as part of the Courtyard by Marriott hotel system by Courtyard Management Corporation (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII"). The sole general partner of the Partnership, with a 5% interest, is CBM Two Corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott").

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

In accordance with the partnership agreement, in 1990 and 1991 the General Partner purchased 20.5 Units from defaulting investors. Additionally, on July 15, 1995, a limited partner assigned one Unit to the General Partner. Therefore, as of December 31, 1997, the General Partner owns a total of 21.5 Units representing a 1.39% limited partnership interest in the Partnership.

On January 24, 1996, the Partnership completed a refinancing of the Partnership's existing debt through the private placements of $127.4 million of senior secured notes (the "Senior Notes") and $410.2 million of multi-class commercial mortgage pass-through certificates (the "Certificates").

In connection with the refinancing, the limited partners approved certain amendments to the partnership agreement and the Management Agreement. The partnership agreement amendment, among other things, allowed the formation of certain subsidiaries of the Partnership, including Courtyard II Finance Company ("Finance"), a wholly-owned subsidiary of the Partnership, who, along with the Partnership, is the co-issuer of the Senior Notes.

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

Associates holds a 99% membership interest in CBM Associates II LLC ("Associates II") and the Managing General Partner holds the remaining 1% membership interest. On January 24, 1996, the Partnership contributed the Hotel located in Deerfield, IL (the "Deerfield Hotel") and its related assets to Associates and the Managing General Partner who simultaneously contributed the Hotel and its related assets to Associates II.

Each of the Managing General Partner, Associates and Associates II were formed as a single purpose bankruptcy-remote entity to facilitate the refinancing.

CBM  Funding   Corporation  ("CBM  Funding"),   a  wholly-owned   subsidiary  of
Associates, was also formed to make a mortgage loan (the "Mortgage Loan") to Associates from the proceeds of the sale of the Certificates.

Potential Transaction

The General Partner has undertaken, on behalf of the Partnership, to pursue, subject to further approval of the partners, a potential transaction (the "Consolidation") in which (i) subsidiaries of CRF Lodging Company, L.P. (the "Company"), a newly formed Delaware limited partnership, would merge with and into the Partnership and up to five other limited partnerships, with the Partnership and the other limited partnerships being the surviving entities (each, a "Merger" and collectively, the "Mergers"), subject to the satisfaction or waiver of certain conditions; (ii) CRF Lodging Trust ("CRFLT"), a Maryland real estate investment trust, the sole general partner of the Company, would offer its common shares of beneficial interest, par value $0.01 per share (the "Common Shares") to investors in an underwritten public offering and would invest the proceeds of such offering in the Company in exchange for units of limited partnership interests in the company ("CRFLT Units"); and (iii) the Partnership would enter into a lease for the operation of its Hotels pursuant to which a lessee would pay rent to the Partnership based upon the greater of a fixed dollar amount of base rent or specified percentages of gross sales, as specified in the lease. If the partners approve the transaction and other conditions are satisfied, the partners of the Partnership would receive CRFLT Units in the Merger in exchange for their interests in the Partnership.

A preliminary prospectus/consent solicitation was filed as part of a registration statement on Form S-4 with the Securities and Exchange Commission and which describes the potential transaction in greater detail. Any offer of CRFLT Units in connection with the consolidation will be made solely by a final prospectus/consent solicitation.

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

Revenues and Expenses

Revenues represent house profit from the Partnership's Hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to the Manager. House profit reflects hotel operating results which flow to the Partnership as property owner and represents hotel sales less property-level expenses, excluding depreciation and amortization, base, Courtyard and incentive management fees, real and personal property taxes, ground rent and equipment rent, insurance and certain other costs, which are disclosed separately in the consolidated statement of operations (see Note 3).

On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

The Partnership is assessing the impact of EITF 97-2 on its policy of excluding the property-level revenues and operating expenses of the Hotels from its consolidated statement of operations (see Note 3). If the Partnership concludes that EITF 97-2 should be applied to the Hotels, it would include operating results of those managed operations in its consolidated financial statements. Application of EITF 97-2 to consolidated financial statements as of and for the year ended December 31, 1997, would have increased both revenues and operating expenses by approximately $133.8 million and would have had no impact on operating profit or net income.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                           Buildings and improvements              40 years
                           Leasehold improvements                  40 years
                           Furniture and equipment               4-10 years

Certain property and equipment is pledged to secure the Certificates/Mortgage Loan described in Note 6.

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value.

Deferred Financing Costs

Prior to 1996, deferred financing costs consisted of costs incurred in connection with obtaining Partnership financing for Mortgage Debt A and B, as defined in Note 6. During 1997, 1996 and 1995, the Partnership paid $12,000, $15,835,000 and $2,990,000, respectively, in financing costs related to the Senior Notes and the Certificates discussed in Note 6. Financing costs are amortized using the straight-line method, which approximates the effective interest rate method, over the remaining life of the respective mortgage debt. At December 31, 1997 and 1996, accumulated amortization of financing costs totaled $3,025,000 and $1,453,000, respectively.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Ground Rent

The land leases with MII or affiliates of MII (see Note 7) include scheduled increases in minimum rents per property. These scheduled rent increases, which are included in minimum lease payments, are being recognized by the Partnership on a straight-line basis over the lease terms of approximately 80 years. The adjustment included in ground rent expense and Due to Marriott International, Inc. and affiliates to reflect minimum lease payments on a straight-line basis for 1997, 1996 and 1995 totaled $119,000 per year.

Income Taxes

Provision for Federal taxes has not been made in the accompanying consolidated financial statements since the Partnership does not pay income taxes, but rather, allocates its profits and losses to the individual Partners. Significant differences exist between the net income for financial reporting purposes and the net income reported in the Partnership's tax return. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets, difference in the timing of recognition of certain fees and straight-line rent adjustments. As a result of these differences, the excess of the net Partnership liabilities reported in the accompanying consolidated financial statements over the tax basis in the net Partnership liabilities was $7,196,000 and $7,819,000, respectively as of December 31, 1997 and 1996.

Statement of Financial Accounting Standards

In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS No. 121 did not have an effect on the Partnership's consolidated financial statements.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 1997 presentation.


NOTE 3.       HOTEL REVENUES

Partnership Hotel revenues consist of Hotel operating results for the three years ended December 31 (in thousands):

                                                                                1997             1996              1995
                                                                          -------------     -------------    ---------
HOTEL SALES
   Rooms...................................................................$     248,012     $     235,861    $     218,955
   Food and beverage.......................................................       17,436            18,227           17,628
   Other...................................................................        9,573             9,619            9,242
                                                                           -------------     -------------    -------------

                                                                                 275,021           263,707          245,825
                                                                           -------------     -------------    -------------

HOTEL EXPENSES
   Departmental Direct Costs
     Rooms.................................................................       52,405            50,653           48,091
     Food and beverage.....................................................       15,145            16,073           15,006
   Other hotel operating expenses..........................................       66,241            63,799           60,991
                                                                           -------------     -------------    -------------

                                                                                  133,791           130,525          124,088
                                                                              -----------      ------------      -----------

HOTEL REVENUES.............................................................$     141,230     $     133,182    $     121,737
                                                                           =============     =============    =============



NOTE 4.       PROPERTY AND EQUIPMENT

Property  and  equipment  consists  of  the  following  as of  December  31  (in thousands):
                                                                                                 1997                1996
                                                                                             -------------         ---------
Land.....................................................................................    $      25,392    $      25,392
Leasehold improvements.......................................................................      442,226          438,921
Building and improvements....................................................................       87,546           78,559
Furniture and equipment......................................................................      155,250          142,663
                                                                                             -------------    -------------
                                                                                                   710,414          685,535
Less accumulated depreciation................................................................     (254,979)        (226,848)
                                                                                             -------------    -------------
                                                                                             $     455,435    $     458,687
                                                                                             =============    =============


     NOTE 5.       ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.

                                                                As of December 31, 1997          As of December 31, 1996
                                                            ------------------------------    --------------------------
                                                                               Estimated                        Estimated
                                                               Carrying          Fair            Carrying         Fair
                                                                Amount           Value            Amount          Value
                                                                    (in thousands)                   (in thousands)
Debt........................................................$      512,955  $      544,000    $      526,253 $      540,420
Management fees due to Courtyard
   Management Corporation...................................$       34,829  $       22,000    $       36,442 $       16,681

The 1997 and 1996 estimated fair value of debt obligations were based on the quoted market prices at December 31, 1997 and 1996, respectively. Management fees due to Courtyard Management Corporation are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.


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

The combined effective interest rate for Mortgage Debt A and B was 6.67% from January 1, 1996 through January 23, 1996 and 7% for 1995. The combined average interest rate at January 23, 1996 for Mortgage Debt A and B was 6.58%.

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

On December 15, 1995, the Partnership and the Mortgage Debt A lenders amended the loan agreement to extend the maturity date of Mortgage Debt A from December 15, 1995 to February 15, 1996 (the "Extension Period"). This amendment provided for interest during the Extension Period equal to an adjusted CD Rate or LIBOR plus a premium.

In connection with the Mortgage Debt A extension, the Partnership paid an extension fee to the Banks of $1,085,000 which was amortized as interest expense over the Extension Period.

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

During 1994, the Partnership, Manager and the Banks agreed that the Partnership would establish reserve accounts for Mortgage Debt A and B and contribute 1% of Hotel sales on the respective Mortgage Debt A and B properties to these reserves from 1993 through the respective loan maturities. The initial contribution, made in 1994, included the required contribution for 1993. On January 24, 1996, these reserves were used to pay costs associated with the refinancing of these loans and to repay a portion of these loans upon maturity.

In addition, the General Partner had provided a guarantee to MFS that, in the event of a foreclosure, proceeds under the MFS Mortgage Debt would be at least $75 million. Upon completion of the debt refinancing on January 24, 1996, Host Marriott was released from its obligations pursuant to the foreclosure guarantee.

IRB Debt

The IRB Debt was refinanced on January 24, 1996 and the IRB Debt was repaid in full. The $25.6 million of IRB Debt outstanding at December 31, 1995 was backed by direct-pay letters of credit from commercial banks that would have expired in 1996. The IRB Debt bore interest at daily, weekly or fixed rates at the option of the Partnership, and was limited to a maximum interest rate of 15%. From January 1, 1996 through January 23, 1996, the interest rates on the IRB Debt ranged from 2.65% to 6.1%. In 1995, the interest rates on the IRB Debt ranged from 1.9% to 6.1%. The interest rate on the IRB Debt was 3.2% at January 23, 1996.

The bondholders had the right to demand purchase of any of the bonds at the expiration of specified interest rate periods. Had the Partnership failed to make the required payments of principal and interest on the IRB Debt, Host Marriott would have been required to make such payments ("Host Marriott's IRB Liability"). Through January 24, 1996, the Partnership purchased a total of $15.4 million of bonds/IRB Debt with proceeds advanced by Host Marriott (see below) when presented by certain bondholders. These loans bore interest at one percentage point in excess of the Prime Rate (8.5% at January 23, 1996). The weighted average interest rate was 9.5% for the period from January 1, 1996 through January 23, 1996 and 9.83% for 1995. In 1993 and 1994, the Partnership was able to repay the General Partner $8.9 million. As of December 31, 1995, $6.5 million of Host Marriott IRB Liability loans were outstanding. The Host Marriott IRB Liability loans were repaid on January 24, 1996 from proceeds of the debt refinancing.

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

Debt - Senior Notes

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

The terms of the Senior Notes include requirements of the Partnership to establish and fund a debt service reserve account in an amount equal to one six-month interest payment on the Senior Notes ($6,848,000 which is included as restricted cash on the accompanying consolidated balance sheets at December 31, 1997 and 1996) and to maintain certain levels of excess cash flow, as defined. In the event the Partnership fails to maintain the required level of excess cash flow, the Partnership will be required to (i) suspend distributions to its partners and other restricted payments, as defined, (ii) to fund a separate supplemental debt service reserve account (the "Supplemental Debt Service Reserve") in an amount up to two six-month interest payments on the Senior Notes and (iii) if such failure were to continue, to offer to purchase a portion of the Senior Notes at par.

The Senior Notes are not redeemable prior to February 1, 2001. Thereafter, the Senior Notes may be redeemed, at the option of the Partnership, at a premium declining to par in 2004. The premium is 5.375% for 2001, 3.583% for 2002 and 1.792% for 2003. The Senior Notes are non-recourse to the Partnership and its partners.

On June 4, 1996, the Partnership and Finance completed an exchange offer of its unregistered 10 3/4% Series B Senior Secured Notes with an aggregate principal amount of $127.4 million ("Old Notes") due 2008 for an equal amount of registered notes ("New Notes"). The form and terms of the New Notes are substantially identical to the form and terms of the Old Notes, except that the New Notes have been registered under the Securities Act of 1933, as amended, there are no restrictions on the transferability of the New Notes.

Debt - Certificates

The Certificates were issued by CBM funding for an initial principal amount of $410.2 million. Proceeds from the sale of the Certificates were utilized by CBM Funding to provide a Mortgage Loan to Associates. The Certificates/Mortgage Loan require monthly payments of principal and interest based on a 17-year amortization schedule. The Mortgage Loan matures on January 28, 2008. However, the maturity date of the Certificates/Mortgage Loan may be extended until January 28, 2013 with the consent of 66-2/3% of the holders of the outstanding Certificates affected thereby. The Certificates were issued in the following classes and pass-through rates of interest.

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

The balances of the Certificates were $385.6 million and $398.9 million at December 31, 1997 and 1996, respectively. Principal amortization of $13.3 million and $11.3 million of the Class A-1 Certificates were made during 1997 and 1996, respectively. The weighted average interest rate on the Certificates was 7.8% for 1997 and 7.7% from January 24, 1996 through December 31, 1996, and the average interest rates were 7.8% and 7.6% at December 31, 1997 and 1996, respectively.

The Certificates/Mortgage Loan maturities are as follows (in thousands):

                      1998                  $      14,331
                      1999                         15,443
                      2000                         16,642
                      2001                         17,934
                      2002                         19,326
                   Thereafter                     301,879
                                            -------------
                                            $     385,555

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

Operating profit from the Hotels in excess of debt service on the Mortgage Loan is available to be distributed to the Partnership. Amounts distributed to the Partnership are used for the following, in order of priority: (i) for debt service on the Senior Notes, (ii) to fund the Supplemental Debt Service Reserve, if necessary, (iii) to offer to purchase a portion of the Senior Notes at par, if necessary, (iv) for working capital as discussed in Note 8 and (v) for distributions to the partners of the Partnership. The restricted net assets of Associates was $81.0 million and $81.1 million as of December 31, 1997 and 1996, respectively.

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

Pursuant to the terms of the Certificate/Mortgage Loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of MII is downgraded by Standard and Poor's Rating Services. The Manager, Courtyard Management Corporation, is a wholly-owned subsidiary of MII. In March 1997, MII acquired the Renaissance Hotel Group N.V., adding greater geographic diversity and growth potential to its lodging portfolio. The assumption of additional debt associated with this transaction resulted in a single downgrade of MII's long term - senior unsecured debt, effective April 1, 1997. As a result, the Partnership transferred $10.3 million into the required reserve accounts prior to December 31, 1997. Out of this balance, approximately $6.0 million of real estate taxes have been paid. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.


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

Minimum future rental payments during the term of these operating leases are as follows (in thousands):

                                                                 Telephone
                           Lease             Land           Equipment and Other
                           Year             Leases                Leases

                           1998           $    9,230      $                1,611
                           1999                9,230                       1,126
                           2000                9,230                         813
                           2001                9,230                         761
                           2002                9,230                         741
                        Thereafter           532,983                          --
                                          ----------      ----------------------
                                         $   579,133      $                5,052
                                          ==========      ======================

Total rent expense on land leases was $12,480,000 for 1997, $11,899,000 for 1996 and $11,550,000 for 1995.


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

Management Fees

The Management Agreement provides for annual payments of (i) the base management fee equal to 3-1/2% of gross sales from the Hotels, (ii) the Courtyard management fee equal to 2-1/2% of gross sales from the Hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined (20% of operating profit after the Partners have received refinancing proceeds equal to 50% of the excess of (a) $154,736,842 over (b) cumulative distributions of adjusted sale proceeds (the "First Equity Refinancing")).

Deferral Provisions

Due to the refinancing, beginning in 1996, one percent of the Courtyard management fee is deferred through maturity of the Senior Notes and the Mortgage Loan to the extent that the Partnership or Associates has insufficient funds for debt service payments on the Senior Notes and the Mortgage Loan. Previously, the entire three percent of the Courtyard management fee was subordinate to debt service.

To the extent any Courtyard management fee, base management fee or incentive management fee is deferred, it will be added to deferred management fees. Deferred management fees accrue without interest, and will be payable out of 50% of available cash flow after payment of certain priorities as discussed below.

The priority return to the Partnership, as defined, was reduced from 10% of invested capital to 7% in 1996, 8% in 1997, 9% in 1998 and then returning to 10% for 1999 and thereafter. Operating profit from the Hotels (which reflects the deduction of the base and Courtyard management fees and MII ground rent) will be used to pay the following, in order of priority: (i) debt service on the Senior Notes and Mortgage Loan, (ii) to repay working capital loans to the Manager,
(iii) to repay deferred ground rent to MII and their affiliates, (iv) to repay ground lease advances to MII and their affiliates, (v) the priority return to the Partnership which is 8% of invested capital for 1997 and was 7% for 1996,
(vi) eighty percent of the remaining operating profit is applied to the payment of current incentive management fees, (vii) to repay advances to the Partnership, (viii) to repay foreclosure avoidance advances to the Manager and
(ix) fifty percent of the remaining operating profit to repay deferred management fees to the Manager and fifty percent of remaining operating profit is paid to the Partnership.

During 1997, $1,613,000 of deferred incentive management fees were paid while during 1996, $633,000 were deferred. Deferred incentive management fees were $4,584,000 and $6,197,000 as of December 31, 1997 and 1996, respectively.
Deferred Courtyard management fees totaled $22,341,000 as of December 31, 1997 and 1996. Deferred base management fees as of December 31, 1997 and 1996 were $7,904,000.

Chain Services

The Manager is required to furnish certain services ("Chain Services") which are furnished generally on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. The total amount of Chain Services allocated to the Partnership was $10,257,000 in 1997, $9,474,000 in 1996 and $9,224,000 in 1995.

Working Capital

The Partnership is required to provide the Manager with working capital and fixed asset supplies to meet the operating needs of the Hotels. The refinancing required certain enhancements to the cash management system of the Manager such that additional working capital may be required for the operation of the Hotels. Therefore, on January 24, 1996, the Partnership, Associates and the Manager entered into a Working Capital Maintenance Agreement (the "Working Capital Agreement") and the Partnership advanced $2.5 million to the Manager as additional working capital for the operation of the Hotels. Upon termination of the Management Agreement, the working capital and supplies will be returned to the Partnership. As of December 31, 1997 and 1996, the working capital balance was $8,761,000. This includes the $8,846,000 originally advanced less the $2,585,000 of excess working capital returned to the Partnership in 1991 and the $2,500,000 advanced on January 24, 1996. At December 31, 1997 and 1996, accumulated depreciation related to the supplies totaled $2,060,000.

In addition, the Working Capital Agreement required that the Partnership reserve $2 million by February 1, 1997 and an additional $3 million by February 1, 1998 (the "Working Capital Reserve"). The $3 million and $2 million were reserved on February 2, 1998 and January 31, 1997, respectively. The Working Capital Reserve will be available for payment of hotel operating expenses in the event that there is a downgrade in the long-term senior unsecured debt of MII to a level below the rating which was effective April 1, 1997.

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


NOTE 9.       ENVIRONMENTAL CONTINGENCY

Based upon a study completed in December 1995, the Partnership has become aware of environmental contamination at one of its fee-owned properties, the Deerfield Hotel, caused by the previous use of the site as a landfill and not caused by the Partnership. The property represents less than 2% of the Partnership's total assets and revenues as of December 31, 1997 and for the year ended, respectively. The Partnership is unable to determine the need for remediation, its potential responsibility, if any, for remediation and the extent of the Partnership's possible liability for any remediation costs. There can be no assurance that the Partnership will not have liability with respect to remediation of contamination at that site. The Partnership does not believe that any of the environmental matters are likely to have a material adverse effect on the business and operations of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


                                                             64



TO THE PARTNERS OF COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheet of Courtyard II Associates, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1997 and the statement of changes in partners' capital for the period from January 24, 1996 to December 31, 1996 and the year ended December 31, 1997. These financial statements are the responsibility of the General
Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Courtyard II Associates, L.P. and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                            ARTHUR ANDERSEN LLP


Washington, D.C.
February 23, 1998

                             CONSOLIDATED STATEMENT OF OPERATIONS
                        Courtyard II Associates, L.P. and Subsidiaries
                        For the Years Ended December 31, 1997, 1996 and 1995
                                          (in thousands)

                                                                                  1997            1996             1995
                                                                              ------------    -------------    --------
HOTEL REVENUES (Note 3).......................................................$    141,230    $     133,182    $    121,737
                                                                              ------------    -------------    ------------

OPERATING COSTS AND EXPENSES
  Depreciation ...............................................................      28,131           27,062          27,720
  Base and Courtyard management fees..........................................      16,501           15,822          14,749
  Incentive management fee....................................................      12,878           12,040          10,480
  Ground rent.................................................................      12,480           11,899          11,550
  Property taxes..............................................................       9,938            9,537           9,324
  Insurance and other.........................................................       1,961            2,468           1,618
                                                                              ------------    -------------    ------------
                                                                                    81,889           78,828          75,441
                                                                              ------------    -------------    ------------

OPERATING PROFIT..............................................................      59,341           54,354          46,296
Interest expense..............................................................     (31,575)         (32,463)        (29,080)
Interest income...............................................................       2,008            2,178           1,761
                                                                              ------------    -------------    ------------


NET INCOME BEFORE MINORITY INTEREST...........................................      29,774           24,069          18,977

MINORITY INTEREST.............................................................          12                8              --
                                                                              ------------    -------------    ------------

NET INCOME....................................................................$     29,762    $      24,061    $     18,977
                                                                              ============    =============    ============

ALLOCATION OF NET INCOME
  General Partners............................................................$        595    $         481    $        380
  Limited Partner.............................................................      29,167           23,580          18,597
                                                                              ------------    -------------    ------------
                                                                              $     29,762    $      24,061    $     18,977
                                                                              ============    =============    ============


The  accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                                     CONSOLIDATED BALANCE SHEET
                           Courtyard II Associates, L.P. and Subsidiaries
                                     December 31, 1997 and 1996
                                           (in thousands)

                                                                                                 1997              1996
                                                                                             ------------      --------
ASSETS
  Property and equipment, net................................................................$    455,435      $    458,687
  Deferred financing costs, net of accumulated amortization..................................      11,139            12,273
  Due from Courtyard Management Corporation..................................................      11,318            13,315
  Prepaid expenses...........................................................................          27                28
  Property improvement fund..................................................................      27,200            36,582
  Restricted cash............................................................................       4,289                --
  Cash and cash equivalents..................................................................       5,688             6,002
                                                                                             ------------      ------------

                                                                                             $    515,096      $    526,887
                                                                                             ============      ============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Mortgage debt..............................................................................$    385,555      $    398,853
  Management fees due to Courtyard Management Corporation....................................      34,829            36,442
  Due to Marriott International, Inc. and affiliates.........................................       9,050             9,169
  Accounts payable and accrued liabilities...................................................       4,660             1,305
                                                                                             ------------      ------------

        Total Liabilities....................................................................     434,094           445,769


MINORITY INTEREST............................................................................          20                 8
                                                                                             ------------      ------------

                                                                                                  434,114           445,777
                                                                                             ------------      ------------

PARTNERS' CAPITAL (See discussion of distribution restrictions in Note 2)
  General Partners...........................................................................       1,621             1,622
  Limited Partner............................................................................      79,361            79,488
                                                                                             ------------      ------------

        Total Partners' Capital..............................................................      80,982            81,110
                                                                                             ------------      ------------

                                                                                             $    515,096      $    526,887
                                                                                             ============      ============

The  accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                               CONSOLIDATED STATEMENT OF
                              CHANGES IN PARTNERS' CAPITAL
                      Courtyard II Associates, L.P. and Subsidiaries
                          For the Year Ended December 31, 1997
              and the Period from January 24, 1996 through December 31, 1996
                                 (in thousands)

                                                                               General         Limited
                                                                               Partners        Partner          Total
                                                                             ----------     ------------     ----------

Initial capitalization as of January 24, 1996................................$    1,489     $     72,938    $    74,427

   Capital  distributions....................................................      (348)         (17,030)       (17,378)

   Net income................................................................       481           23,580         24,061
                                                                             ----------     ------------    -----------

Balance, December 31, 1996...................................................     1,622           79,488         81,110

   Capital  distributions....................................................      (596)         (29,294)       (29,890)

   Net income................................................................       595           29,167         29,762
                                                                             ----------     ------------    -----------

Balance, December 31, 1997...................................................$    1,621     $     79,361    $    80,982
                                                                             ==========     ============    ===========




The  accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                           CONSOLIDATED STATEMENT OF CASH FLOWS
                      Courtyard II Associates, L.P. and Subsidiaries
                  For the Years Ended December 31, 1997, 1996 and 1995
                                   (in thousands)

                                                                                      1997           1996           1995
                                                                                   -----------    ----------    --------
OPERATING ACTIVITIES
  Net income.......................................................................$    29,762    $   24,061    $    18,977
  Noncash items:
     Depreciation..................................................................     28,131        27,062         27,720
     Amortization of deferred financing costs as interest..........................      1,105         1,195            493
     Deferred management fees......................................................         --           633             --
     Minority Interest.............................................................         12             8             --
     Deferred interest on IRB advances from Host Marriott Corporation..............         --            --            147
     Gain on sale of equipment.....................................................         --            --            (12)
  Changes in operating accounts:
     Due from Courtyard Management Corporation.....................................      1,997        (3,737)         1,311
     Management fees due to Courtyard Management Corporation.......................     (1,613)           --           (162)
     Accounts payable and accrued liabilities......................................       (901)       (2,309)        (5,911)
     Due to Host Marriott Corporation..............................................         15          (798)            --
     Prepaid expenses and other....................................................          1           (28)           137
     Due to Marriott International, Inc. ..........................................         --            --           (106)
                                                                                   -----------    ----------    -----------

        Cash provided by operations................................................     58,509        46,087         42,594
                                                                                   -----------    ----------    -----------

INVESTING ACTIVITIES
     Additions to property and equipment, net......................................    (24,879)      (11,269)        (8,786)
     Change in property improvement fund...........................................      9,382        (3,484)        (5,427)
     Working capital advanced to Courtyard Management Corporation..................         --        (2,500)            --
                                                                                   -----------    ----------    -----------

        Cash used in investing activities..........................................    (15,497)      (17,253)       (14,213)
                                                                                   -----------    ----------    -----------

FINANCING ACTIVITIES
     Capital distributions.........................................................    (29,890)      (17,378)            --
     Repayment of principal........................................................    (13,298)      (11,347)            --
     Change in restricted reserve accounts.........................................       (129)           --             --
     Payment of financing costs....................................................         (9)      (10,627)            --
     Repayments of debt............................................................         --      (410,200)            --
     Proceeds from issuance of debt................................................         --       410,200             --
     Investment in and net advances to (from) Associates...........................         --        16,520        (28,381)
                                                                                   -----------    ----------    -----------

        Cash used in financing activities..........................................    (43,326)      (22,832)       (28,381)
                                                                                   -----------    ----------    -----------

The  accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                    Courtyard II Associates, L.P. and Subsidiaries
                 For the Years Ended December 31, 1997, 1996 and 1995
                                     (in thousands)

                                                                                      1997           1996           1995
                                                                                   -----------    ----------    --------
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS...................................$      (314)   $    6,002    $        --

CASH AND CASH EQUIVALENTS at beginning of year.....................................      6,002            --             --
                                                                                   -----------    ----------    -----------

CASH AND CASH EQUIVALENTS at end of year...........................................$     5,688    $    6,002    $        --
                                                                                   ===========    ==========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for mortgage and other interest.....................................$    30,469    $   33,978    $    32,116
                                                                                   ===========    ==========    ===========


The  accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Courtyard II Associates, L.P. and Subsidiaries
                                December 31, 1997 and 1996


NOTE 1.      THE PARTNERSHIP

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

NOTE 2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of Associates present the financial position, results of operations and cash flows of Associates as if it were a separate subsidiary of the Partnership for all periods presented. The Partnership's historical basis in the assets and liabilities contributed to Associates have been recorded on Associates Carryover Basis Financial Statements. Intercompany transactions and balances between Associates and its subsidiaries have been eliminated. Changes in Investment in and Net Advances to Associates for all periods presented prior to January 24, 1996, represent the net income of Associates net of cash transferred to the Partnership. There were no terms of settlement or interest charges associated with the Investment in and Net Advances to Associates balance.

An analysis of the activity in Investment in and Net Advances to Associates for the two years ended December 31, 1995 and the period from January 1, 1996 through January 24, 1996, is as follows (in millions):

        Balance, December 31, 1994.....................................$    67
            Cash transfers to (from) Associates, net...................    (28)
            Net income.................................................     19
                                                                        -------

        Balance, December 31, 1995.....................................     58
            Cash transfers to Associates, net..........................     16
            Amount reclassified as Partners' Capital...................    (74)
                                                                        -------
        Balance, January 24, 1996......................................$     --

The average balance for Investment in and Net Advances to Associates for 1995 was $62.5 million. On January 24, 1996, the Partnership contributed substantially all of its assets to Associates for a 1% general partner interest and a 98% limited partner interest. Courtyard II Associates Management Corporation owns the remaining 1% general partner interest.

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

Revenues and Expenses

Revenues represent house profit from Associates' Hotels since Associates delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to the Manager. House profit reflects hotel operating results which flow to Associates as property owner and represents hotel sales less property-level expenses, excluding depreciation, base, Courtyard and incentive management fees, real and personal property taxes, ground rent and equipment rent, insurance and certain other costs, which are disclosed separately in the consolidated statement of operations (see Note 3).

On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

Associates is assessing the impact of EITF 97-2 on its policy of excluding the property-level revenues and operating expenses of the Hotels from its consolidated statement of operations (see Note 3). If Associates concludes that EITF 97-2 should be applied to the Hotels, it would include operating results of those managed operations in its consolidated financial statements. Application of EITF 97-2 to consolidated financial statements as of and for the year ended December 31, 1997, would have increased both revenues and operating expenses by approximately $133.8 million and would have had no impact on operating profit or net income.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                           Buildings and improvements              40 years
                           Leasehold improvements                  40 years
                           Furniture and equipment               4-10 years

Certain property and equipment is pledged to secure the Certificates/Mortgage Loan described in Note 6.

Associates assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties on an individual hotel basis will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value.

Deferred Financing Costs

Prior to 1996, deferred financing costs consisted of costs incurred in connection with obtaining Mortgage Debt A and B, as defined in Note 6. Financing costs are amortized using the straight-line method, which approximates the effective interest rate method, over the remaining life of the respective mortgage debt. At December 31, 1996 accumulated amortization related to Mortgage Debt A and B, as defined in Note 6, was $2,904,000. At December 31, 1996, costs related to Mortgage Debt A and B were fully amortized. On January 24, 1996, the Partnership contributed substantially all of its assets to Associates including $2,630,000 the Partnership had paid in 1995 in financing costs related to the debt refinancing discussed in Note 6. During 1997 and 1996, Associates paid $9,000 and $10,627,000 in financing costs, respectively. At December 31, 1997 and 1996, accumulated amortization related to the Certificates, as defined in
Note 6, were $2,128,000 and $1,023,000, respectively.

Cash and Cash Equivalents

Associates considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Ground Rent

The land leases with MII or affiliates of MII (see Note 7) include scheduled increases in minimum rents per property. These scheduled rent increases, which are included in minimum lease payments, are being recognized by Associates on a straight-line basis over the lease terms of approximately 80 years. The adjustment included in ground rent expense and Due to Marriott International, Inc. and affiliates to reflect minimum lease payments on a straight-line basis for 1997, 1996 and 1995 totaled $119,000 per year.

Income Taxes

Provision for Federal taxes has not been made in the accompanying consolidated financial statements since Associates does not pay income taxes, but rather, allocates its profits and losses to the individual partners.

Statement of Financial Accounting Standards

In the first quarter of 1996, Associates adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS No. 121 did not have an effect on the Partnership's consolidated financial statements.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 1997 presentation.

NOTE 3.       REVENUES

Revenues for Associates consist of Hotel operating results for the three years ended December 31 (in thousands):

                                                                                1997             1996              1995
                                                                           -------------     -------------    --------
HOTEL SALES
  Rooms....................................................................$     248,012     $     235,861    $     218,955
  Food and beverage........................................................       17,436            18,227           17,628
  Other....................................................................        9,573             9,619            9,242
                                                                           -------------     -------------    -------------

                                                                                 275,021           263,707          245,825
                                                                           -------------     -------------    -------------

HOTEL EXPENSES
   Departmental Direct Costs
     Rooms.................................................................       52,405            50,653           48,091
     Food and beverage.....................................................       15,145            16,073           15,006
   Other hotel operating expenses..........................................       66,241            63,799           60,991
                                                                           -------------     -------------    -------------

                                                                                 133,791           130,525          124,088
                                                                           -------------     -------------    -------------

HOTEL REVENUES.............................................................$     141,230     $     133,182    $     121,737
                                                                           =============     =============    =============

    NOTE 4.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                                                                 1997              1996
                                                                                              -------------    ---------
Land.........................................................................................$      25,392    $      25,392
Leasehold improvements.......................................................................      442,226          438,921
Building and improvements....................................................................       87,546           78,559
Furniture and equipment......................................................................      155,250          142,663
                                                                                             -------------    -------------
                                                                                                   710,414          685,535

Less accumulated depreciation................................................................     (254,979)        (226,848)
                                                                                             -------------    -------------
                                                                                             $     455,435    $     458,687
                                                                                             =============    =============

    NOTE 5.       ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

                                                                As of December 31, 1997          As of December 31, 1996
                                                            ------------------------------    --------------------------
                                                                               Estimated                        Estimated
                                                               Carrying          Fair            Carrying         Fair
                                                                Amount           Value            Amount          Value
Mortgage debt...............................................$      385,555  $      402,358    $      398,853 $      405,695
Management fees due to Courtyard
  Management Corporation....................................$       34,829  $       22,000    $       36,442 $       16,681

The 1997 and 1996 estimated fair value of debt obligations were based on the quoted market prices at December 31, 1997 and 1996, respectively. Management fees due to the Courtyard Management Corporation are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.

NOTE 6.       MORTGAGE DEBT

Overview

The following discussion of bank mortgage debt, debt service guarantees, foreclosure guarantees, Host Marriott IRB Liability advances and repayments and the ground rent facility reflect actual amounts in relation to the Partnership. Therefore, amounts discussed herein are not reflective of "push down" amounts to Associates.

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

The combined effective interest rate for Mortgage Debt A and B was 6.67% from January 1, 1996 through January 23, 1996 and 7% for 1995. The combined average interest rate at January 23, 1996 for Mortgage Debt A and B was 6.58%.

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

On December 15, 1995, the Partnership and the Mortgage Debt A lenders amended the loan agreement to extend the maturity date of Mortgage Debt A from December 15, 1995 to February 15, 1996 (the "Extension Period"). This amendment provided for interest during the Extension Period equal to an adjusted CD Rate or LIBOR plus a premium.

In connection with the Mortgage Debt A extension, the Partnership paid an extension fee to the Banks of $1,085,000 which was amortized as interest expense over the Extension Period.

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

During 1994, the Partnership, Manager and the Banks agreed that the Partnership would establish reserve accounts for Mortgage Debt A and B and contribute 1% of Hotel sales on the respective Mortgage Debt A and B properties to these reserves for 1993 through the respective loan maturities. The initial contribution, made in 1994, included the required contribution for 1993. On January 24, 1996, these reserves were used to pay costs associated with the refinancing of these loans and to repay a portion of these loans upon maturity.

In addition, the General Partner had provided a guarantee to MFS that, in the event of a foreclosure, proceeds under the MFS Mortgage Debt would be at least $75 million. Upon completion of the debt refinancing on January 24, 1996, Host Marriott was released from its obligations pursuant to the foreclosure guarantee.

IRB Debt

The IRB Debt was refinanced on January 24, 1996 and the IRB Debt was repaid in full. The $25.6 million of IRB Debt outstanding at December 31, 1995 was backed by direct-pay letters of credit from commercial banks that would have expired in 1996. The IRB Debt bore interest at daily, weekly or fixed rates at the option of the Partnership, and was limited to a maximum interest rate of 15%. During the period from January 1, 1996 through January 23, 1996, the interest rates on the IRB Debt ranged from 2.65% to 6.1%. In 1995, the interest rates on the IRB Debt ranged from 1.9% to 6.1%. The interest rate on the IRB Debt was 3.2% at January 23, 1996.

The bondholders had the right to demand purchase of any of the bonds at the expiration of specified interest rate periods. Had the Partnership failed to make the required payments of principal and interest on the IRB Debt, Host Marriott would have been required to make such payments ("Host Marriott's IRB Liability"). Through January 24, 1996, the Partnership purchased a total of $15.4 million of bonds/IRB Debt with proceeds advanced by Host Marriott (see below) when presented by certain bondholders. These loans bore interest at one percentage point in excess of the Prime Rate (8.5% at January 23, 1996). The weighted average interest rate was 9.5% for the period from January 1, 1996 through January 23, 1996 and 9.83% for 1995. As of December 31, 1995, $6.5 million of Host Marriott IRB Liability loans were outstanding. The Host Marriott IRB Liability loans were repaid on January 24, 1996, from proceeds of the debt refinancing.

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

Debt - Certificates

The Certificates were issued by CBM Funding for an initial principal amount of $410.2 million. Proceeds from the sale of the Certificates were utilized by CBM Funding to provide a mortgage loan (the "Mortgage Loan") to Associates. The Certificates/Mortgage Loan require monthly payments of principal and interest based on a 17-year amortization schedule. The Mortgage Loan matures on January 28, 2008. However, the maturity date of the Certificates/Mortgage Loan may be extended until January 28, 2013 with the consent of 66-2/3% of the holders of the outstanding Certificates affected thereby. The Certificates were issued in the following classes and pass-through rates of interest.

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

The balances of the Certificates were $385.6 million and $398.9 million at December 31, 1997 and 1996, respectively. Principal amortizations of $13.3 million and $11.3 million of the Class A-1 Certificates were made during 1997 and 1996, respectively. The weighted average interest rate for the Certificates was 7.8% for 1997 and 7.7% from January 24, 1996, through December 31, 1996 and the average interest rates were 7.8% and 7.6% at December 31, 1997 and 1996, respectively.

The Certificates maturities are as follows (in thousands):

                      1998                  $      14,331
                      1999                         15,443
                      2000                         16,642
                      2001                         17,934
                      2002                         19,326
                   Thereafter                     301,879
                                             ------------
                                            $     385,555

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

Pursuant to the terms of the Certificate/Mortgage Loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of MII is downgraded by Standard and Poor's Rating Services. The Manager, Courtyard Management Corporation, is a wholly-owned subsidiary of MII. In March 1997, MII acquired the Renaissance Hotel Group N.V., adding greater geographic diversity and growth potential to its lodging portfolio. The assumption of additional debt associated with this transaction resulted in a single downgrade of MII's long term - senior unsecured debt, effective April 1, 1997. As a result, the Partnership transferred $10.3 million into the required reserve accounts prior to December 31, 1997. Out of this balance, approximately $6.0 million of real estate taxes have been paid. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying balance sheet.

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

Minimum future rental payments during the term of these operating leases are as follows (in thousands):

                                                                 Telephone
                           Lease             Land           Equipment and Other
                           Year             Leases                Leases
                        ----------        ----------      ---------------------

                           1998           $    9,230      $               1,611
                           1999                9,230                      1,126
                           2000                9,230                        813
                           2001                9,230                        761
                           2002                9,230                        741
                        Thereafter           532,983                         --
                                          ----------      ---------------------

                                          $  579,133      $               5,052
                                          ==========      =====================

Total rent expense on land leases was $12,480,000 for 1997, $11,899,000 for 1996 and $11,550,000 for 1995.

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

Management Fees

The Management Agreement provides for annual payments of (i) the base management fee equal to 3-1/2% of gross sales from the Hotels, (ii) the Courtyard management fee equal to 2-1/2% of gross sales from the Hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined (20% of operating profit after the partners have received refinancing proceeds equal to 50% of the excess of (a) $154,736,842 over (b) cumulative distributions of adjusted sale proceeds (the "First Equity Refinancing")).

Deferral Provisions

Due to the refinancing, beginning in 1996, one percent of the Courtyard management fee is deferred through maturity of the Senior Notes and the Mortgage Loan to the extent that the Partnership or Associates has insufficient funds for debt service payments on the Senior Notes and the Mortgage Loan. Previously, the entire three percent of the Courtyard management fee was subordinate to debt service.

To the extent any Courtyard management fee, base management fee or incentive management fee is deferred, it will be added to deferred management fees. Deferred management fees accrue without interest, and will be payable out of 50% of available cash flow after payment of certain priorities as discussed below.

The priority return to the Partnership, as defined, was reduced from 10% of invested capital to 7% in 1996, 8% in 1997, 9% in 1998 and then returning to 10% for 1999 and thereafter. Operating profit from the Hotels (which reflects the deduction of the base and Courtyard management fees and MII ground rent) will be used to pay the following, in order of priority: (i) debt service on the Senior Notes and Mortgage Loan, (ii) to repay working capital loans to the Manager,
(iii) to repay deferred ground rent to MII and their affiliates, (iv) to repay ground lease advances to MII and their affiliates, (v) the priority return to the Partnership which is 7% of invested capital for 1996 and 8% of invested capital for 1997, (vi) eighty percent of the remaining operating profit is applied to the payment of current incentive management fees, (vii) to repay advances to the Partnership, (viii) to repay foreclosure avoidance advances to the Manager and (ix) fifty percent of the remaining operating profit to repay deferred management fees to the Manager and fifty percent of remaining operating profit is paid to the Partnership.

During 1997, $1,613,000 of incentive management fees were paid while during 1996, $633,000 were deferred. Deferred incentive management fees were $4,584,000 and $6,197,000 as of December 31, 1997 and 1996, respectively. Deferred Courtyard management fees totaled $22,341,000 as of December 31, 1997 and 1996. Deferred base management fees as of December 31, 1997 and 1996 were $7,904,000.

Chain Services

The Manager is required to furnish certain services ("Chain Services") which are furnished generally on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. The total amount of Chain Services allocated to the Partnership was $10,257,000 in 1997, $9,474,000 in 1996 and $9,224,000 in 1995.

Working Capital

Associates is required to provide the Manager with working capital and fixed asset supplies to meet the operating needs of the Hotels. The refinancing required certain enhancements to the cash management system of the Manager such that additional working capital may be required for the operation of the Hotels. Therefore, on January 24, 1996, the Partnership, Associates and the Manager entered into a working capital maintenance agreement (the "Working Capital Agreement") and advanced $2.5 million to the Manager as additional working capital for the operation of the Hotels. Upon termination of the Management Agreement, the working capital and supplies will be returned to Associates. As of December 31, 1997 and 1996, the working capital balance was $8,761,000. This includes the $8,846,000 originally advanced less the $2,585,000 of excess working capital returned to the Partnership in 1991 and the $2,500,000 advanced during 1996. At December 31, 1997 and 1996, accumulated depreciation related to the supplies totaled $2,060,000.

In addition, the Working Capital Agreement required the Partnership to reserve $2 million by February 1, 1997 and an additional $3 million by February 1, 1998 (the "Working Capital Reserve"). The $3 million and $2 million were reserved by the Partnership on February 2, 1998 and January 31, 1997, respectively. The Working Capital Reserve will be available for payment of hotel operating expenses in the event that there is a downgrade in the long-term senior unsecured debt of MII to a level below the rating which was effective April 1, 1997.

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

NOTE 9.       ENVIRONMENTAL CONTINGENCY

Based upon a study completed in December 1995, Associates has become aware of environmental contamination at one of the fee-owned properties owned by Associates II, the Deerfield Hotel, caused by the previous use of the site as a landfill and not caused by Associates. The property represents less than 2% of Associates' total assets and revenues as of December 31, 1997 and for the year ended, respectively. Associates is unable to determine the need for remediation, its potential responsibility, if any, for remediation and the extent of Associates' possible liability for any remediation costs. There can be no assurance that Associates will not have liability with respect to remediation of contamination at that site. Associates does not believe that any of the environmental matters are likely to have a material adverse effect on its business and operations.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no directors or officers. The business and policy making functions of the Partnership are carried out through the directors and executive officers of CBM Two Corporation, the General Partner, who are listed below:
                                                                   Age at
         Name            Current Position                     December 31, 1997

Bruce F. Stemerman       President and Director                         42
Christopher G. Townsend  Vice President, Secretary and Director         50
Earla L. Stowe           Vice President and Chief Accounting Officer    36
Bruce Wardinski          Treasurer                                      37

Business Experience

Bruce F. Stemerman joined Host Marriott in 1989 as Director--Partnership Services. He became Vice President--Lodging Partnerships in 1994 and became Senior Vice President--Asset Management in 1996. Prior to joining Host Marriott, Mr. Stemerman spent ten years with Price Waterhouse. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

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


ITEM 11.        MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the management agreements described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or director of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or director does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. For the fiscal years ending December 31, 1997, 1996 and 1995, the Partnership reimbursed the General Partner in the amount of $260,000, $221,000 and $306,000, respectively, for the cost of providing all administrative and other services as General Partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions."


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

As of December 31, 1997, Equity Resource Group owned 6.34% of the 1,470 limited partnership Units. No other person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of limited partnership Units. The General Partner owns a total of 21.5 Units representing a 1.39% limited partnership interest in the Partnership.

The executive officers and directors of the General Partner, Host Marriott, MII and their respective affiliates do not own any units as of December 31, 1997.

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

Management Fees

The Management Agreement provides for annual payments of (i) the base management fee equal to 32% of gross sales from the Hotels, (ii) the Courtyard management fee equal to 22% of gross sales from the Hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined (20% of operating profit after the Partners have received refinancing proceeds equal to 50% of the excess of (a) $154,736,842 over (b) cumulative distributions of adjusted sale proceeds (the "First Equity Refinancing").

Deferral Provisions

Due to the refinancing, beginning in 1996, one percent of the Courtyard management fee is deferred through maturity of the Senior Notes and the Mortgage Loan to the extent that the Partnership or Associates has insufficient funds for debt service payments on the Senior Notes and the Mortgage Loan. Previously, the entire three percent of the Courtyard management fee was subordinate to debt service.

To the extent any Courtyard management fee, base management fee or incentive management fee is deferred, it will be added to deferred management fees. Deferred management fees accrue without interest, and will be payable out of 50% of available cash flow after payment of certain priorities as discussed below.

The priority return to the Partnership, as defined, was reduced from 10% of invested capital to 7% in 1996, 8% in 1997, 9% in 1998 and then returning to 10% for 1999 and thereafter. Operating profit from the Hotels (which reflects the deduction of the base and Courtyard management fees and MII ground rent) will be used to pay the following, in order of priority: (i) debt service on the Senior Notes and Mortgage Loan, (ii) to repay working capital loans to the Manager,
(iii) to repay deferred ground rent to MII and their affiliates, (iv) to repay ground lease advances to MII and their affiliates, (v) the priority return to the Partnership which is 8% of invested capital for 1997 and 7% for 1996, (vi) eighty percent of the remaining operating profit is applied to the payment of current incentive management fees, (vii) to repay advances to the Partnership,
(viii) to repay foreclosure avoidance advances to the Manager and (ix) fifty percent of the remaining operating profit after payment of (i) through (viii) to repay deferred management fees to the Manager and the other fifty percent is paid to the Partnership.

During 1997, $1,613,000 of deferred incentive management fees were repaid while in 1996, $633,000 were deferred. Deferred incentive management fees were $4,584,000 and $6,197,000 as of December 31, 1997 and 1996, respectively.
Deferred Courtyard Management fees totaled $22,341,000 as of December 31, 1997 and 1996. Deferred base management fees totaled $7,904,000 as of December 31, 1997 and 1996.

Chain Services

The Manager is required to furnish certain services ("Chain Services") which are furnished generally on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. The total amount of Chain Services allocated to the Partnership was $10,257,000 in 1997, $9,474,000 in 1996 and $9,224,000 in 1995.

Working Capital

The Partnership is required to provide the Manager with working capital and fixed asset supplies to meet the operating needs of the Hotels. The refinancing required certain enhancements to the cash management system of the Manager such that additional working capital may be required for the operation of the Hotels. Therefore, on January 24, 1996, the Partnership, Associates and the Manager entered into a working capital maintenance agreement (the "Working Capital Agreement") and the Partnership advanced $2,500,000 to the Manager as additional working capital for the operation of the Hotels. Upon termination of the Management Agreement, the working capital and supplies will be returned to the Partnership. As of December 31, 1997, the working capital balance was $8,761,000. This includes the $8,846,000 originally advanced less the $2,585,000 of excess working capital returned to the Partnership in 1991 and the $2,500,000 advanced on January 24, 1996. At December 31, 1996 and 1995, accumulated depreciation related to the supplies totaled $2,060,000.

In addition, the Working Capital Agreement required the Partnership to reserve $2 million by February 1, 1997 and an additional $3 million by February 1, 1998 (the "Working Capital Reserve"). The $3 million and $2 million were reserved on February 2, 1998 and January 31, 1997, respectively. The Working Capital Reserve will be available for payment of hotel operating expenses in the event that there is a downgrade in the long-term senior unsecured debt of MII to a level below the rating which was effective April 1, 1997.

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

Total rent expense on land leases was $12,480,000 for 1997, $11,899,000 for 1996 and $11,550,000 for 1995.

Property Improvement Fund

The Management Agreement provides for the establishment of a repairs and equipment reserve (property improvement fund) for the Hotels. The funding of this reserve is based on a percentage of gross Hotel sales. During 1994, the Partnership, Manager and the Mortgage Debt A and B lenders agreed that the Partnership would establish refinancing reserve accounts and contribute 1% of Hotel sales on the respective Mortgage Debt A and B properties to these reserves. Correspondingly, the Management Agreement was amended in order to reduce the contribution to the property improvement fund from 6% to 5% of gross Hotel sales for the Mortgage Debt A and B properties for 1993 through the respective loan maturities. The contribution for the five IRB Hotels remained at 6%. Upon completion of the refinancing on January 24, 1996, the contribution to the property improvement fund was established initially at 5% for all Hotels and may be increased, at the option of the Manager, to 6% of gross Hotel sales in 2001. Subsequent to the refinancing, the Partnership is no longer required to contribute 1% of gross Hotel sales from the Mortgage Debt A and Mortgage Debt B Hotels to the refinancing reserves.

Payments to MII and Subsidiaries

The following table sets forth the amount paid to MII and affiliates under both the Management Agreement and the ground lease agreements for the years ended December 31, 1997, 1996 and 1995 (in thousands). The table also sets forth accrued but unpaid incentive management fees:

                                        1997            1996           1995
                                         -----------    -----------    --------
Incentive management fee..............$    12,878    $    11,407    $    10,480
Ground rent...........................     10,628         10,172          9,856
Chain services allocation.............     10,257          9,474          9,224
Base management fee...................      9,626          9,230          8,604
Courtyard management fee..............      6,875          6,592          6,145
Deferred base management fee........           --             --            162
Deferred incentive management fees....      1,613             --             --
                                      -----------    -----------    -----------
                                      $    51,877    $    46,875    $    44,471
                                      ===========    ===========    ===========

Accrued but unpaid fees:
Incentive management fee............ .$        --    $       633    $        --
                                      ===========    ===========    ===========

IRB Advances and General Partner Loans

The IRB Debt was refinanced on January 24, 1996 and the IRB Debt was repaid in full. The $25.6 million of IRB Debt outstanding at December 31, 1995 was backed by direct-pay letters of credit from commercial banks that would have expired in February, November and December 1996. These issues were subject to mandatory prepayment upon expiration of the letters of credit unless replacement letters of credit were secured. The IRB Debt bore interest at daily, weekly or fixed rates at the option of the Partnership, and was limited to a maximum interest rate of 15%. From January 1, 1996, through January 23, 1996, the interest rates on the IRB Debt ranged from 2.65% to 6.1%. In 1995, the interest rates on the IRB Debt ranged from 1.9% to 6.1%. The interest rate on the IRB Debt was 3.2% at January 23, 1996.

The bondholders had the right to demand purchase of any of the bonds at the expiration of specified interest rate periods. Had the Partnership failed to make the required payments of principal and interest on the IRB Debt, Host Marriott would have been required to make such payments ("Host Marriott's IRB Liability"). Through January 24, 1996, the Partnership purchased a total of $15.4 million of bonds/IRB Debt with proceeds advanced by Host Marriott when presented by certain bondholders. These loans bore interest at one percentage point in excess of the Prime Rate (8.5% at January 23, 1996). The weighted average interest rate was 9.5% for the period from January 1, 1996 through January 23, 1996 and 9.83% for 1995. As of December 31, 1995, $6.5 million of Host Marriott IRB Liability loans were outstanding. As discussed above, the $6.5 million of Host Marriott IRB Liability loans were repaid on January 24, 1996 from proceeds of the debt refinancing.

Payments to Host Marriott and Subsidiaries

The following sets forth amounts paid by the Partnership to Host Marriott and its subsidiaries for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                                                        1997            1996           1995
                                                                                     --------    -----------       --------
Principal and interest on General Partner loan....................................$        --    $     7,508    $       445
Administrative expenses reimbursed................................................        260            221            306
Cash distributions (as a limited partner).........................................        212            102             76
                                                                                  -----------    -----------    -----------
                                                                                  $       472    $     7,831    $       827
                                                                                  ===========    ===========    ===========

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

                   (3)      EXHIBITS
  Exhibit
   Number                                                   Description                                               Page
-------------        ------------------------------------------------------------------------------------------      -------

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

    3.7              Certificate of Limited  Partnership of Associates  (Incorporated  by reference  herein to        N/A
                        Exhibit        3.2 to  Associates  Form S-4  filed  with the  Commission  on March 14,
                        1996.)

    3.8              Amended and Restated Certificate of Incorporation of CBM Funding Corporation  ("Funding")        N/A
                     (Incorporated  by reference  herein to Exhibit 3.3 to Associates  Form S-4 filed with the
                     Commission on March 14, 1996.)

    3.9              By-laws of Funding  (Incorporated  by reference  herein to Exhibit 3.4 to Associates Form        N/A
                        S-4   filed with the Commission on March 14, 1996.)

    *4.1             Indenture  dated as of  January  24,  1996  among the  Partnership  and  Finance  and IBJ        N/A
                        Schroder       Bank & Trust Company (the "Indenture")

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

    *4.5             Trust and Servicing Agreement dated as of January 1, 1996 among Funding, Bankers Trust           N/A
                     Company and the CMBS Trustee

    *4.6             Exchange  and  Registration  Rights  Agreement  dated as of  January  24,  1996 among the        N/A
                     Partnership, Associates, Funding and Lehman Brothers Inc.

   *10.1             Amended and Restated  Management  Agreement  dated as of December  30, 1995,  between the        N/A
                     Partnership and Courtyard Management Corporation (the "Manager")

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

   **10.8            Marriott Hotel Land Lease between Marriott Corporation and Pizzagalli  Investment Company        N/A
                     dated September 22, 1986.

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

**10.12            Associates received an assignment from the Partnership of 38 ground leases which the             N/A
                   Partnership had entered into with Marriott International, Inc., ("MII").  The 38 ground leases are identical in all material respects except as to their effective lease dates and the rents due (Exhibit A of each ground lease).  The schedule below sets forth the terms of each ground lease not filed which differ from the copy of the example ground lease (Huntsville, AL) which was previously filed with the
                   Commission.  In addition, a copy of Exhibit A was filed for each excluded ground lease.

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

***10.13            Contribution Agreement dated as of January 24, 1996 among the Partnership,                    N/A
                    the Managing General Partner and Associates

***10.14            Bill of Sale and Assignment and Assumption Agreement dated as of January                      N/A
                    24, 1996 by the Partnership to Associates

*10.15              Assignment and Assumption of Management Agreement dated as of January 24,                     N/A
                    1996 by the Partnership to Associates

***10.16            Contribution Agreement dated as of January 24, 1996 among the Partnership,                    N/A
                    the Managing General Partner and Courtyard II Associates LLC ("Deerfield
                    LLC")

***10.17            Bill of Sale and Assignment and Assumption Agreement dated as of January                      N/A
                    24, 1996 by the Partnership to Deerfield LLC

*10.18              Deed to the Courtyard by Marriott Hotel in Chicago/Deerfield, Illinois                        N/A
                    dated as of January 24, 1996 by the Partnership to Deerfield LLC

*10.19              Assignment and Assumption of Management Agreement dated as of January 24,                     N/A
                    1996 by the Partnership to Deerfield LLC

*10.20              Loan Agreement dated as of January 24, 1996 by and between Associates and                     N/A
                    Funding

*10.21              Mortgage Note, dated as of January 24, 1996, in the principal amount of                       N/A
                    $410,200,000 by Associates to Funding

*10.22              Security Agreement dated as of January 24, 1996 by and between Associates                     N/A
                    and Funding


*10.23              Pledge Agreement dated as of January 24, 1996 by and between Associates and                   N/A
                    Funding

*10.24              Collateral Assignment of Management Agreement and Subordination Agreement                     N/A
                    dated as of January 24, 1996, by and among Associates, the Manager and
                    Funding

*10.25              Amendment of Ground Leases dated as of January 24, 1996 by and among                          N/A
                    Associates, Marriott International, Inc. and Essex House Condominium
                    Corporation ("Essex")

*10.26              Environmental Indemnity Agreement dated as of January 24, 1996 by                             N/A
                    Associates and the Managing General Partner for the benefit of Funding

*10.27              Associates, as mortgagor, and Funding, as mortgagee, entered into 53 fee                      N/A
                    and leasehold mortgages, each dated as of January 24, 1996.  The 53 mortgages are identical in all material respects except as to the underlying property to which they relate and, in certain instances, additional parties thereto.  The schedule below sets forth the terms of each mortgage not filed which differ from the copy of the example mortgage
                    (Birmingham/Hoover, AL) which is filed herewith.

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

*10.28               Associates, as mortgagor, and Funding, as mortgagee, entered into 16 fee                     N/A
                     leasehold mortgages, each dated as of January 24, 1996.  The 16 mortgages are identical in all material respects except as to the underlying property to which they relate.  The schedule below sets forth the terms of each mortgage not filed which differ from the copy of the example mortgage
                     (Birmingham/Homewood, AL) which is filed herewith.

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

*10.29               Assignment of Loan Documents dated as of January 24, 1996 by Funding to                  N/A
                     the CMBS Trustee

10.30                Assignment and Assumption of Management Agreement dated as of January                    N/A
                     24, 1996 by the Partnership to Associates with attached Management
                     Agreement (Incorporated by reference herein to Exhibit 10.1 to
                     Associates Form S-4 filed with the Commission on March 14, 1996.)

10.31                Working Capital Maintenance Agreement dated as of January 24, 1996, by                   N/A
                     and among the Partnership, Associates, and the Manager.  (Incorporated
                     by reference to the exhibit previously filed as exhibit number 10.23 in
                     Amendment No. 1 to Form S-4 Exchange Offer filed by CBM Funding and
                     Associates with the Commission in May 10, 1996.)

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

             (b)   Reports on 8-K

                   None


                                                                  SCHEDULE I
                                                                  Page 1 of 4

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
           CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                                  December 31,       December 31,
                                                                                                      1997               1996
                                                                                                ---------------     ---------

                                                           ASSETS
Investments in restricted subsidiaries .........................................................$        80,982     $        81,109
Other assets....................................................................................          4,714               5,177
Restricted cash.................................................................................          8,923               6,848
Cash and cash equivalents.......................................................................          8,002               8,194
                                                                                                ---------------     ---------------

       Total Assets.............................................................................$       102,621     $       101,328
                                                                                                ===============     ===============

                                              LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Debt.........................................................................................$        127,400     $      127,400
   Accounts payable and accrued expenses........................................................           5,918              5,869
                                                                                                ---------------     ---------------

       Total liabilities........................................................................        133,318             133,269
                                                                                                ---------------     ---------------

PARTNERS' CAPITAL (DEFICIT)
   General Partner
     Capital contribution.......................................................................         11,306              11,306
     Cumulative net losses......................................................................         (4,456)             (5,241)
     Capital distributions......................................................................           (278)               (278)
                                                                                                ---------------     ---------------
                                                                                                          6,572               5,787
                                                                                                ---------------     ---------------

   Limited Partners
     Capital contributions, net of offering costs of $17,189....................................        129,064             129,064
     Cumulative net losses......................................................................        (84,676)            (99,582)
     Capital distributions......................................................................        (81,504)            (67,025)
     Investor notes receivable..................................................................           (153)               (185)
                                                                                                ---------------     ---------------
                                                                                                        (37,269)            (37,728)
                                                                                                ---------------     ---------------

       Total Partners' Deficit..................................................................        (30,697)            (31,941)
                                                                                                ---------------     ---------------

                                                                                                $       102,621     $       101,328
                                                                                                ===============     ===============



The Notes to  Consolidated  Financial  Statements  of  Courtyard  by Marriott II
Limited Partnership are an integral part of these statements.

               See Accompanying Notes to Condensed Consolidated Financial Information.

                                                                    SCHEDULE I
                                                                    Page 2 of 4


                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
           CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  Fiscal Years Ended December 31, 1997 and 1996
                                  (in thousand)


                                                                                                      1997             1996
                                                                                                 -------------     --------
Revenues.........................................................................................$          --     $      15,520
Operating costs and expenses.....................................................................           --            13,637
                                                                                                 -------------     -------------
Operating profit before Partnership expenses and interest........................................           --             1,883
Interest income..................................................................................          690               735
Interest expense.................................................................................      (14,203)          (15,804)
Partnership expense..............................................................................         (570)             (344)
                                                                                                 -------------     -------------
Loss before equity in earnings of restricted subsidiaries........................................      (14,083)          (13,530)
Equity in earnings of restricted subsidiaries....................................................       29,774            24,071
                                                                                                 -------------     -------------

     Net income..................................................................................$      15,691     $      10,541
                                                                                                 =============     =============




The Notes to  Consolidated  Financial  Statements  of  Courtyard  by Marriott II
Limited Partnership are an integral part of these statements.




















  See Accompanying Notes to Condensed Consolidated Financial Information.

                                                                     SCHEDULE I
                                                                    Page 3 of 4


                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
           CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  Fiscal Years Ended December 31, 1997 and 1996
                                  (in thousand)



                                                                                                       1997             1996
                                                                                                 -------------        --------
Cash from (used) in operations...................................................................$     (13,557)    $      (6,659)

INVESTING ACTIVITIES
   Dividends from restricted subsidiaries, net...................................................       29,890            17,203
   Contribution to Associates....................................................................           --           (10,627)
                                                                                                 -------------     -------------

       Cash provided by investing activities.....................................................       29,890             6,576
                                                                                                 -------------     -------------

FINANCING ACTIVITIES
   Capital distributions.........................................................................      (14,479)           (6,983)
   Change in restricted reserve accounts.........................................................       (2,075)               --
   Collections of investor notes receivable......................................................           32                --
   Payment of financing costs....................................................................           (3)           (5,600)
   Proceeds from issuance of debt................................................................           --           127,400
   Repayment of debt.............................................................................           --          (127,400)
   Deposit into the debt service reserve.........................................................           --            (6,848)
                                                                                                 -------------     -------------


       Cash used in financing activities.........................................................      (16,525)          (19,431)
                                                                                                 -------------     -------------

DECREASE IN CASH AND CASH EQUIVALENTS............................................................         (192)          (19,514)

CASH AND CASH EQUIVALENTS at beginning of year...................................................        8,194            27,708
                                                                                                 -------------     -------------

CASH AND CASH EQUIVALENTS at end of year.........................................................$       8,002     $       8,194
                                                                                                 =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest on debt............................................................$      13,738     $       8,312
                                                                                                 =============     =============




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



A) The accompanying condensed financial information of Courtyard by Marriott II Limited Partnership (the "Partnership") present the financial position, results of operations and cash flows of the Partnership with the investment in, and operations of, consolidated subsidiaries with restricted net assets accounted for on the equity method of accounting.

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

B) As mentioned above, on January 24, 1996, the Senior Notes of $127.4 million were issued by the Partnership and Finance. The Senior Notes bear interest at 10-3/4%, require semi-annual payments of interest and require no payments of principal until maturity on February 1, 2008. The Senior Notes are secured by a first priority pledge by the Partnership of (i) its 99% partnership interest (consisting of a 98% limited partner interest and a 1% general partner interest) in Associates and (ii) its 100% equity interest in the Managing General Partner. Finance has nominal assets, does not conduct any operations and does not provide any additional security for the Senior Notes.

C) The accompanying statement of operations reflect the equity in earnings of restricted subsidiaries after elimination of interest expense (see Note B).


                                                SCHEDULE III
                              COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                                REAL ESTATE AND ACCUMULATED DEPRECIATION
                                           December 31, 1997
                                             (in thousands)



                                 Initial Costs                                 Gross Amount at December 31, 1997
                            -----------------------                  -------------------------------------------
                                                      Subsequent
                                        Buildings &     Costs                Buildings &                          Accumulated
Description        Encumbrances    Land Improvements   Capitalized    Land   Improvements           Total         Depreciation
70 Courtyard by
Marriott Hotels    $  385,555   $25,392    $   493,565  $   36,207   $25,392    $     529,772     $     555,164   $      128,448
                   ==========   =======    ===========  ==========   =======    =============     =============   ==============





                    Date of
                  Completion of       Date          Depreciation
                   Construction     Acquired           Life
                  -------------     ---------       ------------

70 Courtyard by      1987-1990      1987-1990           40 years
Marriott Hotels




Notes:
                                                                          1995             1996             1997
                                                                      -------------    -------------    --------
(a)  Reconciliation of Real Estate:
     Balance at beginning of year.....................................$     535,546    $     538,358    $    542,872
     Capital Expenditures.............................................        2,812            4,514          12,292
     Dispositions.....................................................           --               --              --
                                                                      -------------    -------------    ------------
     Balance at end of year...........................................$     538,358    $     542,872    $    555,164
                                                                      =============    =============    ============

(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of year.....................................$      83,321    $      97,726    $    112,473
     Depreciation.....................................................       14,405           14,747          15,975
                                                                      -------------    -------------    ------------
     Balance at end of year...........................................$      97,726    $     112,473    $    128,448
                                                                      =============    =============    ============

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $548.2 million at December 31, 1997.

                                                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this March 30, 1998.

                          COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

                          By:      CBM TWO CORPORATION
                                   General Partner



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

Signature                            Title
                                     (CBM TWO CORPORATION)


/s/ Bruce F. Stemerman               President and Director
Bruce F. Stemerman                   (Principal Executive Officer)


/s/ Christopher G. Townsend          Vice President, Secretary and Director
Christopher G. Townsend


/s/ Bruce Wardinski                  Treasurer
Bruce Wardinski

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this March 30, 1998.

                          COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                           By:      CBM TWO CORPORATION
                                    General Partner



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

Signature                           Title
                                    (CBM TWO CORPORATION)


/s/ Bruce F. Stemerman               Vice President and Director
Bruce F. Stemerman


/s/ Christopher G. Townsend          Vice President, Secretary and Director
Christopher G. Townsend


/s/ Bruce Wardinski                  Treasurer
Bruce Wardinski