Form 10-Q
period 1998-03-27
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 1998-05-12
CIK 832179

Securities and Exchange Commission
                        Washington, D.C. 20549
                              Form 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarter ended March 27, 1998

                                 OR
         |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      Commission File Number: 0-16728

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
           (Exact name of registrant as specified in its charter)

         Delaware                            52-1533559
---------------------------------  ----------------------------------
  (State or other jurisdiction of     I.R.S. Employer Identification No.)
   incorporation or organization)
                               10400 Fernwood Road
                                Bethesda, Maryland
                                      20817
-------------------------------------------------------------------------------
               (Address of principal executive offices)

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


                           TABLE OF CONTENTS

                                                                      PAGE NO.
                  PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements
           Condensed Consolidated Statement of Operations
            Twelve Weeks Ended March 27, 1998 and March 28, 1997..........2

           Condensed Consolidated Balance Sheet
              March 27, 1998 and December 31, 1997........................2

           Condensed Consolidated Statement of Cash Flows
              Twelve Weeks ended March 27, 1998 and March 28, 1997........3

           Notes to Condensed Consolidated Financial Statements...........4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................6


                   PART II - OTHER INFORMATION


Item 1.    Legal Proceedings..............................................8

Item 6.    Exhibits and Reports on Form 8-K...............................9

                                                             11
                          PART I. FINANCIAL INFORMATION
                           ITEM 1. FINANCIAL STATEMENTS

               COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                  (in thousands, except per unit amounts)





                               Twelve Weeks Ended
                               March 27, March 28,
                                                    1998              1997

REVENUES
   Hotel revenues (Note 2)..................  $       34,626    $       32,677

OPERATING COSTS AND EXPENSES
   Depreciation............................            6,266             6,297
   Ground rent, taxes and other. .............         6,000             5,933
   Base and Courtyard management fees.........         3,986             3,792
   Incentive management fee...................         3,212             3,003
                                                      19,464            19,025

OPERATING PROFIT..............................        15,162            13,652
   Interest expense...........................       (11,089)          (11,399)
   Interest income............................           672               476

NET INCOME....................................$        4,745    $        2,729

ALLOCATION OF NET INCOME
   General Partner........................... $          237    $          136
   Limited Partners...........................         4,508             2,593

                                              $        4,745    $        2,729

NET INCOME PER LIMITED PARTNER UNIT (1,470 Units)$      3,067    $        1,764











             See Notes to Condensed Consolidated Financial Statements.

                 COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (In thousands)

                                             March 27,       December 31,
                                               1998              1997
                                           (Unaudited)

ASSETS

  Property and equipment, net...........  $      456,625    $      455,435
  Due from Courtyard Management
    Corporation............................        13,931            11,318
  Other assets.............................        38,493            43,060
  Restricted cash.........................         16,145            13,212
  Cash and cash equivalents................         8,244            13,690
                                           $      533,438    $      536,715


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
  Debt......................................$      509,472    $      512,955
  Management fees due to Courtyard
    Management Corporation. ...............         33,965            34,829
  Due to Marriott International, Inc. and
    affiliates............................           9,023             9,050
  Accounts payable and accrued liabilities..         6,930            10,578

     Total Liabilities.......................       559,390           567,412

PARTNERS' CAPITAL (DEFICIT)
  General Partner............................          6,809             6,572
  Limited Partners............................       (32,761)          (37,269)

     Total Partners' Deficit..................       (25,952)          (30,697)
                                               $      533,438    $      536,715









             See Notes to Condensed Consolidated Financial Statements.

                     COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (Unaudited)
                                       (in thousands)

                                                      Twelve Weeks Ended
                                                 March 27,          March 28,
                                                    1998              1997
OPERATING ACTIVITIES
  Net income .............................. $        4,745    $        2,729
  Noncash items.............................         6,629             6,147
  Changes in operating accounts.............        (7,119)           (3,670)

     Cash provided by operating activities..          4,255             5,206

INVESTING ACTIVITIES
  Additions to property and equipment........        (7,456)           (6,345)
  Change in property improvement funds.......         4,228             3,122

     Cash used in investing activities.......        (3,228)           (3,223)

FINANCING ACTIVITIES
  Repayments of debt .........................        (3,483)           (3,225)
  Change in reserve accounts..................        (2,990)           (2,011)

     Cash used in financing activities........        (6,473)           (5,236)

DECREASE IN CASH AND CASH EQUIVALENTS.........        (5,446)           (3,253)

CASH AND CASH EQUIVALENTS at beginning of period       13,690            14,197

CASH AND CASH EQUIVALENTS at end of period.....$        8,244    $       10,944

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for mortgage and other interest....$       14,303    $       14,574












          See Notes to Condensed Consolidated Financial Statements.

             COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


1. The accompanying condensed consolidated financial statements have been prepared by the Courtyard By Marriott II Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1997.

     In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 27, 1998 and December 31, 1997, and the results of operations and cash flows for the twelve weeks ended March 27, 1998 and March 28, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

2. Certain reclassifications were made to the prior year financial statements to conform to the 1998 presentation.

3. Revenues represent house profit which is hotel sales less hotel-level expenses, excluding certain operating costs and expenses such as depreciation, base, Courtyard and incentive management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs. Revenues consist of the following for the twelve weeks ended (in thousands):

                                                  March 27,         March 28,
                                                   1998              1997
     HOTEL SALES
        Rooms................................$       60,280    $       56,756
        Food and beverage....................         4,029             4,111
        Other................................         2,123             2,337

                                                     66,432            63,204
     HOTEL EXPENSES
        Departmental direct costs
           Rooms............ .................        12,658            11,640
           Food and beverage..................         3,459             3,434
        Other.................................        15,689            15,453

                                                      31,806            30,527

     HOTEL REVENUES...........................$       34,626    $       32,677


4. In December 1997, Host Marriott Corporation on behalf of the General Partner, CBM Two Corporation, filed a preliminary Prospectus/Consent Solicitation Statement (the "S-4") with the Securities and Exchange Commission which proposed the consolidation (the "Consolidation") of this Partnership and five other limited partnerships into a publicly traded real estate investment trust ("REIT"). The General Partner has been working to resolve various open issues concerning the proposed Consolidation.

     In addition, there are existing REIT's which are active in the moderate price and extended stay hotel segment that have expressed an interest in the six limited partnerships. Therefore, the General Partner has had preliminary discussions with some of these companies. Although no agreements have yet been reached, the General Partner continues to pursue the possibility of a potential transaction involving the Partnership's assets or a merger of the Partnership with an existing publicly traded company.

     The General Partner has retained Merrill Lynch to advise the Partnership with respect to the Partnership's strategic alternatives, including the original Consolidation plan and other available alternatives. The General Partner intends to continue to explore these alternatives and determine which path to pursue, obviously subject to appropriate partner approval.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues. Revenues (hotel sales less direct hotel operating costs and expenses) increased by $1.9 million to $34.6 million for the twelve weeks ended March 27, 1998, a 6.0% increase when compared to the same period in 1997. The increase in revenues was achieved primarily through an increase in hotel sales offset by an increase in direct hotel operating costs and expenses.

The first quarter 1998 hotel sales increased $3.2 million to $66.4 million, a 5.1% increase over the first quarter of 1997. The increase in sales was achieved primarily through an increase of $6.63 in the combined average room rate from $81.89 for the first quarter 1997 to $88.52 for the first quarter 1998. The increase in average room rate is primarily due to aggressive weekday pricing combined with a strong advertising campaign which focused on leisure travelers.

Combined average occupancy for the first quarter 1998 decreased slightly by 1.4 percentage points to 78.4%. The decrease in occupancy during the quarter is mainly due to increased competition and aggressive rate increases in some markets. For the twelve weeks ended on March 27, 1998, 28 of the Partnership's 70 Hotels posted occupancy rates exceeding 80%. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). REVPAR for the twelve weeks ended March 27, 1998 increased $4.05 to $69.40 representing a 6.2% increase when compared to the first quarter 1997.

Direct hotel operating costs and expenses increased to $31.8 million for the twelve weeks ended March 27, 1998 from $30.5 million for the same period in 1997. However, as a percentage of total hotel sales, these costs and expenses decreased to 47.9% in the first quarter of 1998 as compared to 48.3% for the first quarter in 1997. Room profit increased by 5.6% for the twelve weeks ended on March 27, 1998 as compared to the same period in 1997.

Operating Costs and Expenses. The Partnership's operating costs and expenses increased by 2.3% from $19.0 million in the first quarter 1997 to $19.5 million in the comparable period in 1998. As a percentage of total hotel sales, these costs and expenses decreased slightly from 30.1% in the first quarter 1997 to 29.3% in 1998. The components of this category are discussed below:

Base and Courtyard Management Fees. The increase in base and Courtyard management fees from $3.8 million for the twelve weeks ended March 27, 1997 to $4.0 million for the comparable period in 1998, a 5.1% increase, is due to the improved combined hotel sales for the 70 Hotels.

Ground Rent, Taxes and Other. Ground rent, taxes and other increased by 1.1% during the twelve weeks ended March 27, 1998. However, as a percentage of total hotel sales, these expenses decreased to 9% for the first quarter of 1998 from 9.4% in 1997.

Incentive Management Fees. During the twelve weeks ended March 27, 1998, incentive management fees earned increased by 7.0% to $3.2 million from $3.0 million in the comparable period in 1997. The increase in incentive management fees earned was the result of improved combined hotel operating results.

Operating Profit. Operating profit (hotel revenues less all costs and expenses other than interest expense) increased by $1.5 million to $15.2 million in the first quarter of 1998 from $13.7 million in the first quarter of 1997, primarily due to higher revenues.

Interest expense decreased by 2.7% to $11.1 million for the twelve weeks ended March 27, 1998 from $11.4 million for the comparable period in 1997. This decrease was primarily due to principal amortization of $3.5 million in 1998 on the Certificates/Mortgage Loan. The weighted average interest rate for the twelve weeks ended March 27, 1998 was 8.9% as compared to 8.8% for the comparable period in 1997.

For the twelve weeks ended March 27, 1998, the Partnership had net income of $4.7 million, an increase of $2.0 million, from net income of $2.7 million for the comparable period in 1997. This increase was primarily due to higher revenues and a decrease in interest expense as discussed above, offset by increases in management fees.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have historically been funded through loan agreements with various lenders and Host Marriott Corporation ("Host Marriott"). The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its business in the ordinary course.

Principal Sources and Uses of Cash

The Partnership's principal source is from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund and to make distributions to limited partners.

Cash provided by operations for the twelve weeks ended March 27, 1998, and March 28, 1997, was $4.3 million and $5.2 million, respectively. The decrease in cash provided by operations in the first quarter of 1998 resulted primarily from a higher receivable balance due from the Manager at March 27, 1998 when compared to the receivable balance at March 28, 1997. Additionally, during the first quarter of 1998, the Partnership repaid $864,000 of deferred incentive management fees while in the first quarter of 1997, only $513,000 was repaid.

Cash used in investing activities was $3.2 million for the first quarter of 1998 and 1997. Cash used in investing activities for the first quarter of 1998 includes capital expenditures of $7.5 million primarily related to renovations and replacements at the Partnership's hotels.


Cash used in financing activities was $6.5 million and $5.2 million for the twelve weeks ended March 27, 1998, and March 28, 1997, respectively. During the first quarters of 1998 and 1997, the Partnership repaid $3.5 million and $3.2 million, respectively, of principal on the commercial mortgage backed securities. The Partnership also transferred $3.0 million and $2.0 million into reserve accounts in the first quarters of 1998 and 1997, respectively.

The General Partner believes that cash from hotel operations and the property improvement fund combined with the ability to defer certain management fees to the Manager and ground rent payments to Marriott International, Inc. and affiliates will provide adequate funds in the short term and long term to meet the operational and capital needs of the Partnership.


                          PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Certain Limited Partners of the Partnership have filed a lawsuit, styled Whitey Ford, et al. v. Host Marriott Corporation, et al., Case No. 96-CI-08327, in the 285th Judicial District Court of Bexar County, Texas against the General Partner, the Manager and certain of their respective affiliates, officers and directors. These partners have alleged that the General Partner and the Manager have improperly operated the business affairs of the Partnership and its hotels. In January of 1998, two other Limited Partners filed a petition to expand this lawsuit to include a class action. The General Partner believes that all of the claims are without foundation and intends to vigorously defend against them.

On February 11, 1998, four individual limited partners in partnerships sponsored by Host Marriott Corporation ("Host Marriott"), filed a class action lawsuit, styled Ruben, et al. v. Host Marriott Corporation, et al., Civil Action No. 16186, in Delaware State Chancery Court against Host Marriott and the general partners of Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, and Fairfield Inn by Marriott Limited Partnership (collectively, the "Five Partnerships"). The plaintiffs allege that the merger of the Five Partnerships (the "Merger") into an umbrella partnership real estate investment trust proposed by CRF Lodging Company, L.P. in a preliminary registration statement filed with the Securities and Exchange Commission, dated December 22, 1997, constitutes a breach of the fiduciary duties owed to the limited partners of the Five Partnerships by Host Marriott and the general partners of the Five Partnerships. In addition, the plaintiffs allege that the Merger breaches various agreements relating to the Five Partnerships. The plaintiffs are seeking, among other things, the following: certification of a class; injunctive relief to block consummation of the Merger or, in the alternative, recision of the Merger; and damages. Host Marriott and the general partners of the Five Partnerships believe that these allegations are totally devoid of merit and they intend to vigorously defend against them. The defendants also maintain that this lawsuit is premature because the Merger has not been and may not be consummated as proposed in the SEC filings.

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership, and Atlanta Marriott Marquis Limited Partnership (collectively, the "Seven Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Seven Partnerships for inflated prices and that they charged the Seven Partnerships excessive management fees to operate the Seven Partnerships' hotels. The plaintiffs further allege that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Seven Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. Although the Seven Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Seven Partnerships include an indemnity provision which requires the Seven Partnerships, under certain circumstances, to indemnify the general partners against losses, judgments, expenses, and fees.

The Partnership and the Hotels are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits:

                           None.

                  b. Reports on Form 8-K:

                     May 6, 1998 -- Letter to limited  partners  regarding
                         status of proposed consolidation.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                               COURTYARD BY MARRIOTT II
                               LIMITED PARTNERSHIP

                               By:       CBM TWO CORPORATION
                                         General Partner



     May 11, 1998              By:
                                         Earla L. Stowe
                                         Vice President and Chief Accounting
                                             Officer

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                               COURTYARD BY MARRIOTT II
                               LIMITED PARTNERSHIP

                               By:       CMB TWO CORPORATION
                                         General Partner



         May 11, 1998          By:       /s/ Earla L. Stowe
                                         Earla L. Stowe
                                         Vice President and Chief Accounting
                                              Officer