Form 10-Q
period 1998-06-19
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 1998-07-31
CIK 832179

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Quarter ended June 19, 1998

                                       OR
            Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission File Number: 0-16728

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


                                    Delaware
         --------------------------------------------------------------
         (State or other Jurisdiction of incorporation or organization)


                                   52-1533559
                      -----------------------------------
                      (I.R.S. Employer Identification No.)


                               10400 Fernwood Road
                               Bethesda, Maryland
                                      20817
           ---------------------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 301-380-2070


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

================================================================================
                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
================================================================================


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Condensed Consolidated Statement of Operations
          Twelve and Twenty-Four Weeks Ended June 19, 1998 and June 20, 1997...5

        Condensed Consolidated Balance Sheet
          June 19, 1998 and December 31, 1997..................................6

        Condensed Consolidated Statement of Cash Flows
          Twenty-Four Weeks ended June 19, 1998 and June 20, 1997..............7

        Notes to Condensed Consolidated Financial Statements...................8

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................10



                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.....................................................12

Item 6. Exhibits and Reports on Form 8-K......................................13

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per Unit amounts)



                                                              Twelve Weeks Ended                Twenty-Four Weeks Ended
                                                           June 19,         June 20,           June 19,         June 20,
                                                             1998             1997               1998             1997

                                                        -------------     ------------       ------------     ------------
REVENUES
   Hotel revenues (Note 3)..............................$      36,148     $     35,295       $     70,774     $     67,972
                                                        -------------     ------------       ------------     ------------

OPERATING COSTS AND EXPENSES
   Depreciation ........................................        6,255            6,297             12,521           12,594
   Ground rent, taxes and other.........................        6,154            5,593             12,154           11,526
   Base and Courtyard management fees...................        4,144            3,992              8,130            7,784
   Incentive management fee.............................        3,388            3,382              6,600            6,385
                                                        -------------     ------------       ------------     ------------
                                                               19,941           19,264             39,405           38,289
                                                        -------------     ------------       ------------     ------------

OPERATING PROFIT........................................       16,207           16,031             31,369           29,683
   Interest expense.....................................      (10,048)         (10,349)           (21,137)         (21,748)
   Interest income......................................          631              680              1,303            1,156
                                                        -------------     ------------       ------------     ------------

NET INCOME..............................................$       6,790     $      6,362       $     11,535     $      9,091
                                                        =============     ============       ============     ============

ALLOCATION OF NET INCOME
   General Partner......................................$         340     $        318       $        577     $        454
   Limited Partners.....................................        6,450            6,044             10,958            8,637
                                                        -------------     ------------       ------------     ------------

                                                        $       6,790     $      6,362       $     11,535     $      9,091
                                                        =============     ============       ============     ============

NET INCOME PER LIMITED PARTNER UNIT
   (1,470 Units)........................................$       4,388     $      4,112       $      7,454     $      5,876
                                                        =============     ============       ============     ============











            See Notes to Condensed Consolidated Financial Statements.

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)




                                                                                     June 19,        December 31,
                                                                                       1998             1997
                                                                                    ------------     ------------
                                                                                    (Unaudited)
ASSETS

   Property and equipment, net..................................................$      459,053     $       455,435
   Due from Courtyard Management Corporation....................................        10,289              11,318
   Other assets.................................................................        33,260              43,060
   Restricted cash..............................................................        16,103              13,212
   Cash and cash equivalents....................................................        20,375              13,690
                                                                                    --------------     ---------------

                                                                                $      539,080      $      536,715
                                                                                    ==============     ===============
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
   Debt.........................................................................$      507,114     $       512,955
   Management fees due to Courtyard Management Corporation......................        32,600              34,829
   Due to Marriott International, Inc. and affiliates...........................         8,995               9,050
   Accounts payable and accrued liabilities.....................................        12,326              10,578
                                                                                    --------------     ---------------

       Total Liabilities........................................................       561,035             567,412
                                                                                    --------------     ---------------

PARTNERS' CAPITAL (DEFICIT)
   General Partner..............................................................         7,149               6,572
   Limited Partners.............................................................      (29,104)            (37,269)
                                                                                    --------------     ---------------

       Total Partners' Deficit..................................................       (21,955)            (30,697)
                                                                                    --------------     ---------------

                                                                                $      539,080     $       536,715
                                                                                    ==============     ===============















            See Notes to Condensed Consolidated Financial Statements.

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                         Twenty-Four Weeks Ended
                                                                                        June 19,            June 20,
                                                                                         1998                1997
                                                                                     --------------     --------------
                                                                                               (in thousands)
OPERATING ACTIVITIES
     Net income.................................................................$         11,535    $         9,091
     Noncash items..............................................................          13,247             13,320
     Changes in operating accounts..............................................            (143)             1,654
                                                                                     ----------------    ---------------

         Cash provided by operating activities..................................          24,639             24,065
                                                                                     ----------------    ---------------

INVESTING ACTIVITIES
     Additions to property and equipment........................................         (16,140)           (12,262)
     Change in property improvement funds.......................................           9,089              5,242
                                                                                     ----------------    ---------------

         Cash used in investing activities......................................          (7,051)            (7,020)
                                                                                     ----------------    ---------------

FINANCING ACTIVITIES
     Repayments of debt.........................................................          (5,841)            (5,420)
     Capital distributions to the limited partners..............................          (2,793)            (4,042)
     Change in restricted cash..................................................          (2,269)            (2,030)
                                                                                     ----------------    ---------------

         Cash used in financing activities......................................         (10,903)           (11,492)
                                                                                     ----------------    ---------------

INCREASE IN CASH AND CASH EQUIVALENTS...........................................           6,685              5,553

CASH AND CASH EQUIVALENTS at beginning of period................................          13,690             14,197
                                                                                     ----------------    ---------------

CASH AND CASH EQUIVALENTS at end of period......................................$         20,375    $        19,750
                                                                                     ================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for mortgage and other interest..................................$         19,238    $        19,673
                                                                                     ================    ===============










            See Notes to Condensed Consolidated Financial Statements.

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   The  accompanying  condensed  consolidated  financial  statements have been prepared by the Courtyard By Marriott II Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997.

     In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 19, 1998 and December 31, 1997, the results of operations for the twelve and twenty-four weeks ended June 19, 1998 and June 20, 1997 and the cash flows for the twenty-four weeks ended June 19, 1998 and June 20, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

3. Revenues represent house profit which is hotel sales less hotel-level expenses, excluding certain operating costs and expenses such as depreciation, base, Courtyard and incentive management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs. Revenues consist of the following for the twelve and twenty-four weeks ended (in thousands):

                                                              Twelve Weeks Ended                Twenty-Four Weeks Ended
                                                          June 19,          June 20,           June 19,          June 20,
                                                            1998              1997               1998              1997
                                                       --------------    -------------       -------------    ---------
     HOTEL SALES
       Rooms...........................................$       62,679    $      59,969       $     122,959    $     116,725
       Food and beverage...............................         4,172            4,248               8,201            8,359
       Other...........................................         2,218            2,305               4,341            4,642
                                                       --------------    -------------       -------------    -------------
                                                               69,069           66,522             135,501          129,726
                                                       --------------    -------------       -------------    -------------
     HOTEL EXPENSES
       Departmental direct costs
         Rooms.........................................        13,153           12,369              25,811           24,009
         Food and beverage.............................         3,457            3,591               6,916            7,025
       Other...........................................        16,311           15,267              32,000           30,720
                                                       --------------    -------------       -------------    -------------
                                                               32,921           31,227              64,727           61,754
                                                       --------------    -------------       -------------    -------------

     REVENUES..........................................$       36,148    $      35,295       $      70,774    $      67,972
                                                       ==============    =============       =============    =============

     On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

     The Partnership is assessing the impact of EITF 97-2 on its policy of excluding property-level revenues and operating expenses of the Hotels from its statements of operations. If the Partnership concludes that EITF 97-2 should be applied to the Hotels, it would include operating results of this managed operation in its financial statements. Application of EITF 97-2 to financial statements for the twelve and twenty-four weeks ended June 19, 1998, would have increased both revenues and operating expenses by approximately $32.9 million and $64.7 million, respectively, and would have had no impact on net income.

4. Host Marriott Corporation, on behalf of the General Partner, CBM Two Corporation, filed a preliminary Prospectus/Consent Solicitation Statement with the Securities and Exchange Commission in December 1997, which proposed the consolidation (the "Consolidation") of this Partnership and five other limited partnerships into a publicly traded real estate investment trust ("REIT").

     In addition, there are existing REIT's which are active in the moderate price and extended stay hotel segment that have expressed an interest in acquiring the hotels owned by the six limited partnerships. Although the General Partner has had preliminary discussions with some of these companies, no agreements have yet been reached.

     The General Partner has retained Merrill Lynch to advise the Partnership with respect to the Partnership's strategic alternatives. The General Partner intends to continue to explore these alternatives and determine which path to pursue, subject to appropriate partner approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues. Revenues increased by $0.9 million and $2.8 million to $36.1 million and $70.8 million for the twelve and twenty-four weeks ended June 19, 1998, respectively. These represent a 2.4% and a 4.1% increase, respectively, for the quarter and year-to-date when compared to the same periods in 1997. The increase in revenues was achieved primarily through an increase in hotel sales offset by an increase in direct hotel operating costs and expenses.

For the twelve and twenty-four weeks ended June 19, 1998, hotel sales increased by $2.5 million and $5.8 million, or 3.8% and 4.5%, to $69.1 million and $135.5 million, respectively, over the same periods in 1997. The increase in sales was achieved primarily through an increase in the combined average room rate. The combined average room rate increased $5.94 to $88.78 for the second quarter and $6.27 to $88.65 year-to-date as compared to the same periods in 1997. The increase in average room rate is primarily due to aggressive weekday pricing combined with a strong advertising campaign which focused on leisure travelers.

Combined average occupancy for the twelve and twenty-four weeks ended June 19, 1998 decreased by 2.1 and 1.7 percentage points to 81.3% and 79.9%, respectively, when compared to the same periods in 1997. The decrease in occupancy is mainly due to increased competition and aggressive rate increases in some markets. For the twenty-four weeks ended June 19, 1998, 40 of the Partnership's 70 Hotels posted occupancy rates exceeding 80%. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP or generally accepted accounting principles measurement of revenue). REVPAR for the twelve weeks and twenty-four weeks ended June 19, 1998 was $72.18 and $70.83, representing a 4.5% and 5.4% increase, respectively, when compared to the same periods in 1997.

Direct hotel operating costs and expenses increased from $31.2 million and $61.8 million for the twelve and twenty-four weeks ended June 19, 1997 to $32.9 million and $64.7 million, respectively, for the same periods in 1998. Room profit increased by 4.0% and 4.8% for the twelve and twenty-four weeks ended June 19, 1998, respectively, as compared to the same periods in 1997.

Operating Costs and Expenses. The Partnership's operating costs and expenses increased by 3.5% to $19.9 million and by 2.9% to $39.4 million for the twelve and twenty-four weeks ended June 19, 1998, respectively, when compared to the same periods in 1997. As a percentage of total hotel sales, these costs and expenses decreased slightly from 29.5% in the twenty-four weeks ended June 20, 1997 to 29.1% in the same period of 1998. As a percentage of total sales for the second quarter of 1997 and 1998, these costs and expenses remained stable at 29%. Some of the component of this category are discussed below:

Base and Courtyard Management Fees. The increase in base and Courtyard management fees from $7.8 million for the twenty-four weeks ended June 20, 1997 to $8.1 million for the comparable period in 1998 is due to the improved combined hotel sales for the 70 Hotels.

Incentive Management Fees. During the twenty-four weeks ended June 19, 1998, incentive management fees earned increased by 3.4% to $6.6 million from $6.4 million in the comparable period in 1997. The increase in incentive management fees earned was the result of improved combined hotel operating results.

Operating Profit. Operating profit increased by $1.7 million to $31.4 million in the twenty-four weeks ended June 19, 1998 from $29.7 million in the same period in 1997, primarily due to higher revenues.

Interest expense decreased by 2.8% to $21.1 million for the twenty-four weeks ended June 19, 1998 from $21.7 million for the comparable period in 1997. For the second quarter 1998, interest expense decreased $0.3 million as compared to the second quarter 1997. The decrease was primarily due to principal amortization on the Certificates/Mortgage Loan. The weighted average interest rate for the twenty-four weeks ended June 19, 1998 was 8.6% as compared to 8.4% for the comparable period in 1997.

For the twenty-four weeks ended June 19, 1998, the Partnership had net income of $11.5 million, an increase of $2.4 million, from net income of $9.1 million for the comparable period in 1997. This increase was primarily due to higher revenues as discussed above, offset by increases in management fees, ground rent, taxes and other expenses.

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

Cash provided by operations for the twenty-four weeks ended June 19, 1998, and June 20, 1997, was $24.6 million and $24.1 million, respectively. The increase in cash provided by operations is due to improved operations, offset by the change in the receivable balance due from the Manager at June 19, 1998 when compared to the change at June 20, 1997.

Cash used in investing activities was $7.1 million for the first two quarters of 1998 and $7.0 million for the first two quarters of 1997. Cash used in investing activities for 1998 includes capital expenditures of $16.1 million, primarily related to renovations and replacements at the Partnership's hotels.

Cash used in financing activities was $10.9 million and $11.5 million for the first two quarters of 1998 and 1997, respectively. During the first twenty-four weeks of 1998 and 1997, the Partnership repaid $5.8 million and $5.4 million, respectively, of principal on the Certificates/Mortgage Loan. The Partnership also transferred a net amount of $2.3 million and $2.0 million into reserve accounts during the twenty-four weeks ended June 19, 1998 and June 20, 1997, respectively. Cash used in financing activities included $2.8 million and $4.0 million of cash distributions to limited partners during the twenty-four weeks ended June 19, 1998 and June 20, 1997, respectively. In April of 1998, the Partnership utilized 1997 cash flow after debt service to make a final cash distribution totaling $2.8 million or $1,900 per limited partner unit, bringing the total distribution from 1997 operations to $13.2 million or $9,000 per limited partner unit. Additionally, on July 27, 1998, the Partnership utilized 1998 cash flow through June 19, 1998 to make a distribution of $5.9 million or $4,000 per limited partner unit.

The General Partner believes that cash from hotel operations combined with the ability to defer certain management fees to the Manager and ground rent payments to Marriott International, Inc. and affiliates will provide adequate funds in the short term and long term to meet the operational and capital needs of the Partnership.

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

Certain Limited Partners of the Partnership have filed a lawsuit, styled Whitey Ford, et al. v. Host Marriott Corporation, et al., Case No. 96-CI-08327, in the 285th Judicial District Court of Bexar County, Texas against the General Partner, the Manager, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). On January 29, 1998, two other Limited Partners filed a petition to expand this lawsuit to include a class action. On June 23, 1998, the Court entered an order certifying a class of Limited Partners under Texas law, appointing A.R. Milkes and D.R. Burklew as representative plaintiffs on behalf of the class, and later, appointing the law firm of Berg & Androphy as lead class counsel. The plaintiffs allege, among other things, that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The General Partner believes that all of the plaintiffs' allegations are without foundation and the Defendants intend to vigorously defend against them.

On February 11, 1998, four individual limited partners in partnerships sponsored by Host Marriott Corporation ("Host Marriott"), filed a class action lawsuit, styled Ruben, et al. v. Host Marriott Corporation, et al., Civil Action No. 16186, in Delaware State Chancery Court against Host Marriott and the general partners of Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, and Fairfield Inn by Marriott Limited Partnership (collectively, the "Five Partnerships"). The plaintiffs allege that the merger of the Five Partnerships (the "Merger") into an umbrella partnership real estate investment trust proposed by CRF Lodging Company, L.P. in a preliminary registration statement filed with the Securities and Exchange Commission, dated December 22, 1997, constitutes a breach of the fiduciary duties owed to the limited partners of the Five Partnerships by Host Marriott and the general partners of the Five Partnerships. In addition, the plaintiffs allege that the Merger breaches various agreements relating to the Five Partnerships. The plaintiffs are seeking, among other things, the following: certification of a class; injunctive relief to block consummation of the Merger or, in the alternative, recision of the Merger; and damages. Host Marriott and the general partners of the Five Partnerships believe that these allegations are totally devoid of merit and they intend to vigorously defend against them. The defendants also maintain that this lawsuit is premature because the Merger has not been and may not be consummated as proposed in the SEC filings. Accordingly, they have filed a motion to dismiss the lawsuit.

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership, and Atlanta Marriott Marquis Limited Partnership (collectively, the "Seven Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Seven Partnerships for inflated prices and that they charged the Seven Partnerships excessive management fees to operate the Seven Partnerships' hotels. The plaintiffs further allege, among other things, that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Seven Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed an answer to the plaintiffs' petition and asserted a number of defenses. Although the Seven Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Seven Partnerships include an indemnity provision which requires the Seven Partnerships, under certain circumstances, to indemnify the general partners against losses, judgments, expenses and fees.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits:

                           None.

                  b. Reports on Form 8-K:

                           May 6, 1998 -- Letter  from the  General  Partner  to
                           limited   partners   regarding   status  of  proposed
                           consolidation.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                            COURTYARD BY MARRIOTT II
                            LIMITED PARTNERSHIP

                            By:   CBM TWO CORPORATION
                                  General Partner



 July 31, 1998              By:    /s/ Earla L. Stowe
                                   ------------------
                                   Earla L. Stowe
                                   Vice President and Chief Accounting Officer