Form 10-Q
period 1998-09-11
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 1998-10-27
CIK 832179

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 11, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-16728
                                               --------

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      52-1533559
   -----------------------------       -------------------------------------
    (State of Organization            (I.R.S. Employer Identification Number)

 10400 Fernwood Road, Bethesda, MD                        20817-1109
 -------------------------------------        --------------------------------
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (301) 380-2070
           Securities  registered  pursuant  to Section 12(b) of the Act:
                                 Not Applicable
           Securities  registered  pursuant  to Section 12(g) of the Act:
                      Units of Limited Partnership Interest
                      -------------------------------------
                               (Title of Class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __.

===============================================================================
                  Courtyard By Marriott II Limited Partnership
===============================================================================


                                TABLE OF CONTENTS

                                                                       PAGE NO.
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Condensed Consolidated Statement of Operations
              Twelve and Thirty-Six Weeks Ended September 11, 1998
                and September 12, 1997 (Unaudited).......................  1

          Condensed Consolidated Balance Sheet
               September 11, 1998 (Unaudited) and December 31, 1997....... 2

          Condensed Consolidated Statement of Cash Flows
              Thirty-Six Weeks ended September 11, 1998
                 and September 12, 1997 (Unaudited)....................... 3

          Notes to Condensed Consolidated Financial Statements (Unaudited).4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................6


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..............................................11

Item 6.    Exhibits and Reports on Form 8-K...............................12

                            PART I.   FINANCIAL INFORMATION

                            ITEM 1.    FINANCIAL STATEMENTS

                        COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                        (Unaudited)
                            (in thousands, except per unit amounts)



                                                             Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                       September 11,    September 12,       September 11,     September 12,
                                                           1998             1997                1998              1997
                                                     ----------------  ---------------    ----------------  ---------------
REVENUES (Note 3)....................................$         33,149  $        33,456    $        103,923  $       101,428
                                                     ----------------  ---------------    ----------------  ---------------

OPERATING COSTS AND EXPENSES
   Depreciation......................................           6,073            6,307              18,594           18,901
   Ground rent, taxes and other......................           5,712            5,891              17,866           17,417
   Base and Courtyard management fees................           4,012            3,937              12,142           11,721
   Incentive management fee..........................           3,026            3,062               9,626            9,447
                                                     ----------------  ---------------    ----------------  ---------------
                                                               18,823           19,197              58,228           57,486
                                                     ----------------  ---------------    ----------------  ---------------

OPERATING PROFIT.....................................          14,326           14,259              45,695           43,942
   Interest expense..................................         (10,239)         (10,511)            (31,376)         (32,259)
   Interest income...................................             596              786               1,899            1,942
                                                     ----------------  ---------------    ----------------  ---------------

NET INCOME...........................................$          4,683  $         4,534    $         16,218  $        13,625
                                                     ================  ===============    ================  ===============

ALLOCATION OF NET INCOME
   General Partner...................................$            234  $           227    $            811  $           681
   Limited Partners..................................           4,449            4,307              15,407           12,944
                                                     ----------------  ---------------    ----------------  ---------------

                                                     $          4,683  $         4,534    $         16,218  $        13,625
                                                     ================  ===============    ================  ===============

NET INCOME PER LIMITED PARTNER
   UNIT (1,470 Units)................................$          3,027  $         2,930    $         10,481  $         8,805
                                                     ================  ===============    ================  ===============








                                 See Notes to Condensed Consolidated Financial Statements.

                           COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                               CONDENSED CONSOLIDATED BALANCE SHEET
                                         (In thousands)




                                                                                         September 11,      December 31,
                                                                                              1998                1997
                                                                                          --------------    ---------------
                                                                                         (Unaudited)

                                            ASSETS

   Property and equipment, net..........................................................$        459,757    $       455,435
   Due from Courtyard Management Corporation............................................          10,548             11,318
   Property improvement fund............................................................          14,972             27,200
   Other assets.........................................................................          14,775             15,860
   Restricted cash......................................................................          17,260             13,212
   Cash and cash equivalents............................................................          13,442             13,690
                                                                                        ----------------    ---------------

                                                                                        $        530,754    $       536,715
                                                                                        ================    ===============


                           LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
   Debt.................................................................................$        503,521    $       512,955
   Management fees due to Courtyard Management Corporation..............................          32,259             34,829
   Due to Marriott International, Inc. and affiliates...................................           8,968              9,050
   Accounts payable and accrued liabilities.............................................           9,158             10,578
                                                                                        ----------------    ---------------

     Total Liabilities..................................................................         553,906            567,412
                                                                                        ----------------    ---------------

PARTNERS' CAPITAL (DEFICIT)
   General Partner......................................................................           7,383              6,572
   Limited Partners.....................................................................         (30,535)           (37,269)
                                                                                        ----------------    ---------------

     Total Partners' Deficit............................................................         (23,152)           (30,697)
                                                                                        ----------------    ---------------

                                                                                        $        530,754    $       536,715
                                                                                        ================    ===============







                                 See Notes to Condensed Consolidated Financial Statements.

                            COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                   (In thousands)



                                                                                               Thirty-Six Weeks Ended
                                                                                         September 11,      September 12,
                                                                                              1998                1997
                                                                                         ----------------    --------------
OPERATING ACTIVITIES
     Net income.........................................................................$         16,218    $        13,625
     Noncash items......................................................................          19,683             19,988
     Changes in operating accounts......................................................          (4,413)            (2,749)
                                                                                        ----------------    ---------------

         Cash provided by operating activities..........................................          31,488             30,864
                                                                                        ----------------    ---------------

INVESTING ACTIVITIES
     Additions to property and equipment................................................         (22,916)           (18,368)
     Change in property improvement funds...............................................          12,228              7,542
     Change in working capital reserve account..........................................          (2,941)            (2,049)
                                                                                        ----------------    ---------------

         Cash used in investing activities..............................................         (13,629)           (12,875)
                                                                                        ----------------    ---------------

FINANCING ACTIVITIES
     Repayments of debt.................................................................          (9,434)            (8,754)
     Capital distributions..............................................................          (8,673)           (11,539)
                                                                                        ----------------    ---------------

         Cash used in financing activities..............................................         (18,107)           (20,293)
                                                                                        ----------------    ---------------

DECREASE IN CASH AND CASH EQUIVALENTS...................................................            (248)            (2,304)

CASH AND CASH EQUIVALENTS at beginning of period........................................          13,690             14,197
                                                                                        ----------------    ---------------

CASH AND CASH EQUIVALENTS at end of period..............................................$         13,442    $        11,893
                                                                                        ================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for mortgage and other interest..........................................$         33,430    $        34,158
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

     In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 11, 1998, the results of operations for the twelve and thirty-six weeks ended September 11, 1998 and September 12, 1997 and the cash flows for the thirty-six weeks ended September 11, 1998 and September 12, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

     For financial reporting purposes, the net income of the Partnership is allocated 95% to the Limited Partners and 5% to CBM Two Corporation (the "General Partner"). Significant differences exist between the net income for financial reporting purposes and the net income reported for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives for the assets, differences in the timing of the recognition of certain fees and straight-line rent adjustments.

2. Certain reclassifications were made to the prior year condensed financial statements to conform to the 1998 presentation.

3. Revenues represent house profit of the Partnership hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the hotels to Courtyard Management Corporation (the "Manager"). House profit reflects hotel operating results which flow to the Partnership as property owner and represents total hotel sales less property-level expenses, excluding depreciation, base, Courtyard and incentive management fees, property taxes, equipment rent and certain other costs, which are disclosed separately in the accompanying condensed consolidated statement of operations.

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

     The Partnership has considered the impact of EITF 97-2 and concluded that it should be applied to its hotels. Accordingly, upon adoption, hotel sales and property-level expenses will be reflected on the statement of operations. This change in accounting principle will be adopted in the financial statements during the fourth quarter of 1998 as of and for the year ended December 31, 1998 with retroactive effect in prior periods to conform to the new presentation. Application of EITF 97-2 will increase both revenues and operating expenses by approximately $33.7 million and $32.2 million for the twelve weeks ended September 11, 1998 and September 12, 1997, respectively, and $98.5 million and $93.9 million for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively, and will have no impact on operating profit or net income.

     Revenues consist of the following hotel operating results (in thousands):


                                                       Twelve Weeks Ended                      Thirty-Six Weeks Ended
                                                September 11,       September 12,         September 11,       September 12,
                                                    1998                1997                  1998                1997
                                              ---------------    ----------------      ----------------    ----------------
      HOTEL SALES
       Rooms...................................$        61,044    $         59,503      $        184,003    $       176,228
       Food and beverage.......................          3,904               3,966                12,105             12,325
       Other...................................          1,926               2,147                 6,267              6,789
                                               ---------------    ----------------      ----------------    ---------------
                                                        66,874              65,616               202,375            195,342
                                               ---------------    ----------------      ----------------    ---------------
      HOTEL EXPENSES
       Departmental direct costs
         Rooms.................................         13,317              12,777                39,128             36,786
         Food and beverage.....................          3,474               3,572                10,390             10,597
         Other.................................         16,934              15,811                48,934             46,531
                                               ---------------    ----------------      ----------------    ---------------
                                                        33,725              32,160                98,452             93,914
                                               ---------------    ----------------      ----------------    ---------------

     REVENUES..................................$        33,149    $         33,456      $        103,923    $       101,428
                                               ===============    ================      ================    ===============

4. Host Marriott Corporation, on behalf of the General Partner, CBM Two Corporation, filed a preliminary Prospectus/Consent Solicitation Statement with the Securities and Exchange Commission in December 1997, which proposed the consolidation ("Consolidation") of this Partnership and five other limited partnerships into a publicly traded real estate investment trust ("REIT"). Subsequently, the General Partner reported that existing REIT's active in the moderate price and extended-stay hotel segment had expressed an interest in acquiring some of the hotels owned by the six partnerships. The General Partner retained Merrill Lynch to advise the partnerships with respect to these alternatives.

     The original Consolidation plan included an initial public offering of the REIT's common shares. The General Partner has been advised that it would be difficult to raise the appropriate level of outside equity and that the perceived benefits of the Consolidation are not achievable at this time. Therefore, the General Partner is not pursuing the plan to form a new REIT.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q include forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. The cautionary statements set forth in reports filed under the Securities Act of 1934 contained important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties, the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to compete effectively;
(iii) changes in travel patterns, taxes and government regulations; (iv) governmental approvals, actions and initiatives; and (v) the effects of tax legislative action. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues. Revenues decreased by $307,000 to $33.1 million and increased by $2.5 million to $103.9 million for the twelve and thirty-six weeks ended September 11, 1998, respectively. These represent a 0.9% decrease and a 2.5% increase, respectively, for the quarter and year-to-date when compared to the same periods in 1997. The decrease in revenues for the quarter is primarily due to a 4.9% increase in direct hotel operating costs and expenses. The increase in revenues for the thirty-six weeks ended September 11, 1998 was achieved primarily through an increase in hotel sales offset by an increase in direct hotel operating costs and expenses. The increase in expenses has resulted from increased reservation costs, Marriott rewards program costs and wage increases.

For the twelve and thirty-six weeks ended September 11, 1998, hotel sales increased by $1.3 million and $7.0 million, or 1.9% and 3.6%, to $66.9 million and $202.4 million, respectively, over the same periods in 1997. The increase in sales was achieved primarily through an increase in the combined average room rate. The combined average room rate increased $4.22 to $86.79 for the third quarter and $5.59 to $88.03 year-to-date as compared to the same periods in 1997. The increase in average room rate is primarily due to aggressive weekday pricing combined with a strong advertising campaign which focused on leisure travelers.

Combined average occupancy for the twelve and thirty-six weeks ended September 11, 1998 decreased by 2.0 and 1.8 percentage points to 81.0% and 80.3%, respectively, when compared to the same periods in 1997. The decrease in occupancy is mainly due to increased competition and aggressive rate increases in some markets. For the thirty-six weeks ended September 11, 1998, 39 of the Partnership's 70 Hotels posted occupancy rates exceeding 80%. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles, measurement of revenue). REVPAR for the twelve weeks and thirty-six weeks ended September 11, 1998 was $70.31 and $70.69, representing a 2.6% and 4.4% increase, respectively, when compared to the same periods in 1997.

Direct hotel operating costs and expenses increased from $32.2 million and $93.9 million for the twelve and thirty-six weeks ended September 12, 1997 to $33.7 million and $98.5 million, respectively, for the same periods in 1998. Room profit increased by 2.1% and 3.9% for the twelve and thirty-six weeks ended September 11, 1998, respectively, as compared to the same periods in 1997.

Operating Costs and Expenses. The Partnership's operating costs and expenses decreased by 1.9% to $18.8 million and increased by 1.3% to $58.2 million for the twelve and thirty-six weeks ended September 11, 1998, respectively, when compared to the same periods in 1997. As a percentage of total hotel sales, these costs and expenses decreased slightly from 29.4% in the thirty-six weeks ended September 12, 1997 to 28.8% in the same period of 1998. As a percentage of total sales for the third quarter, these costs and expenses decreased slightly from 29.3% in the twelve weeks ended September 12, 1997 to 28.1% in the same period of 1998. Some of the components of this category are discussed below:

Base and Courtyard Management Fees. The 3.6% increase in base and Courtyard management fees from $11.7 million for the thirty-six weeks ended September 12, 1997 to $12.1 million for the comparable period in 1998 is due to the improved combined hotel sales for the 70 Hotels.

Incentive Management Fees. During the thirty-six weeks ended September 11, 1998, incentive management fees earned increased by 1.9% to $9.6 million from $9.4 million in the comparable period in 1997. The increase in incentive management fees earned was the result of improved combined hotel operating results.

Operating Profit. Operating profit increased by $1.8 million to $45.7 million in the thirty-six weeks ended September 11, 1998 from $43.9 million in the same period in 1997, primarily due to higher revenues.

Interest Expense. Interest expense decreased by 2.7% to $31.4 million for the thirty-six weeks ended September 11, 1998 from $32.3 million for the comparable period in 1997. For the third quarter 1998, interest expense decreased $272,000 as compared to the third quarter 1997. The decrease was primarily due to principal amortization on the Certificates/Mortgage Loan. The weighted average interest rate for the thirty-six weeks ended September 11, 1998 was 8.6% as compared to 8.4% for the comparable period in 1997.

Net Income. For the thirty-six weeks ended September 11, 1998, the Partnership had net income of $16.2 million, an increase of $2.6 million, or 19%, from net income of $13.6 million for the comparable period in 1997. This increase was primarily due to higher revenues as discussed above, offset by increases in management fees, ground rent, taxes and other expenses.

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

Cash provided by operations for the thirty-six weeks ended September 11, 1998 and September 12, 1997, was $31.5 million and $30.9 million, respectively. The increase in cash provided by operations is due to improved operations, partially offset by the change in operating accounts.

Cash used in investing activities was $13.6 million and $12.9 million for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively. The Partnership transferred a net amount of $2.9 million and $2.0 million into a working capital reserve account during the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively. Cash used in investing activities for 1998 includes capital expenditures of $22.9 million, primarily related to renovations and replacements at the Partnership's hotels. Contributions to the property improvement fund, including interest earned on the fund, were $10.7 million and $10.9 million for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively.
The General Partner believes the property improvement funds will be adequate for the future capital repairs and replacement needs of the Hotels.

Cash used in financing activities was $18.1 million and $20.3 million for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively. During the first thirty-six weeks of 1998 and 1997, the Partnership repaid $9.4 million and $8.8 million, respectively, of principal on the Certificates/Mortgage Loan.

Cash used in financing activities included $8.7 million and $11.5 million of cash distributions to limited partners during the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively. In April of 1998, the Partnership utilized 1997 cash flow after debt service to make a final cash distribution totaling $2.8 million or $1,900 per limited partner unit, bringing the total distribution from 1997 operations to $13.2 million or $9,000 per limited partner unit. Additionally, on July 27, 1998, the Partnership utilized 1998 cash flow through June 19, 1998 to make a distribution of $5.9 million or $4,000 per limited partner unit.

YEAR 2000 ISSUE

The "Year 2000 Issue" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of the Partnership's Year 2000 compliance program.

The Partnership processes its records on computer hardware and software systems maintained by Host Marriott Corporation ("Host Marriott"), the parent company of the General Partner of the Partnership. Host Marriott has adopted a compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 Issue. Host Marriott's compliance program includes an assessment of Host Marriott's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which the Partnership has a material relationship or whose systems are material to the operations of the Partnership's Hotels. Host Marriott's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

In-House Systems. Host Marriott has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Partnership to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of Host Marriott's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms and Host Marriott has not delayed any systems projects due to the Year 2000 Issue. Host Marriott is in the process of engaging a third party to review its Year 2000 in-house compliance. Host Marriott believes that future costs associated with Year 2000 Issues for its in-house systems will be insignificant and will therefore not impact the Partnership's business, financial condition and results of operations. Host Marriott has not developed, and does not plan to develop, a separate contingency plan for its in-house systems due to their current Year 2000 compliance. However, Host Marriott does have detailed contingency plans for its in-house systems covering a variety of possible events, including natural disasters, interruption of utility service and similar events.

Third-Party  Systems.  The  Partnership  relies upon  operational and accounting systems  provided by third  parties,  primarily  the  Manager of its Hotels,  to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Hotels, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. Host Marriott does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's management agreements generally provide for these costs to be charged to the Partnership's Hotels. Host Marriott expects that the Manager will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized charges allocated to the Hotels will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Hotels. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance caused by a breach of the Manager's duties, the Partnership will have the right to seek recourse against the Manager under its third party management agreements. The management agreements generally do not specifically address the Year 2000 compliance issue. Therefore the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

Host Marriott will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, Host Marriott has had extensive discussions regarding the Year 2000 Issue with Marriott International, the Manager of the Hotels. Due to the significance of Marriott International to the Partnership's business, a detailed description of Marriott International's state of readiness follows.

Marriott International has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding of, and commitment to, the problem and its potential risks; (ii) Inventory: identifying and locating systems and technology components that may be affected;
(iii) Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (iv) Planning: defining the technical solutions and labor and work plans necessary for each particular system; (v) Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware; (vi) Testing and Compliance Validation: conducting testing, followed by independent validation by a separate internal verification team; (vii) Implementation: placing the corrected systems and technology back into the business environment; and (viii) Quality Assurance: utilizing a dedicated audit team to review and test significant projects for adherence to quality standards and program methodology.

Marriott International has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology (IT Applications) -- enterprise-wide systems supported by Marriott International's centralized information technology organization ("IR"); (ii) Business-initiated Systems ("BIS") - systems that have been initiated by an individual business unit, and that are not supported by Marriott International's IR organization; and (iii) Building Systems - non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. Marriott International is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (System Criticality).

Marriott International measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of the end of the 1998 third quarter, the awareness and inventory phases were complete for IT
Applications and nearly complete for BIS and Building Systems. For IT Applications, the Assessment, Planning and Remediation/Replacement phases were each over 80 percent complete, and Testing and Compliance Validation had been completed for a number of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Assessment and Planning were in the mid- to upper-range of completion, with a substantial amount of work in process, while the progress level for Remediation/Replacement and Testing and Compliance Validation had not yet been documented and quantified. Quality Assurance is also in progress for IT Applications and is scheduled to begin for BIS and Business Systems in the near future. Marriott International's goal is to substantially complete the Remediation/Replacement and Testing phases for its System Critical IT Applications by the end of 1998, with 1999 reserved for unplanned contingencies and for Compliance Validation and Quality Assurance. For System Critical BIS and Building Systems, the same level of completion is targeted for June 1999 and September 1999, respectively.

Marriott International has initiated Year 2000 compliance communications with its significant third party suppliers, vendors and business partners, including its franchisees. Marriott International is focusing its efforts on the business interfaces most critical to its customer service and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group.

Marriott International is also establishing a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. Marriott International is also utilizing a Year 2000 best-practices sharing system.

Risks. There can be no assurance that Year 2000 remediation by the Partnership or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 Issue, which depends on numerous uncertainties such as: (i) whether significant third parties properly and timely address the Year 2000 Issue; and (ii) whether broad-based or systemic economic failures may occur. Host Marriott is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or distortion of hotel reservations made on a centralized reservation system and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 Issue and the Partnership's dependence on third parties, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. Host Marriott's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 Issue and Host Marriott believes that the possibility of significant interruptions of normal operations should be reduced.

                              PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Certain limited partners of the Partnership have filed a lawsuit, styled Whitey Ford, et al. v. Host Marriott Corporation, et al., Case No. 96-CI-08327, in the 285th Judicial District Court of Bexar County, Texas against the General Partner, the Manager, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). On January 29, 1998, two other Limited Partners filed a petition to expand this lawsuit to include a class action. On June 23, 1998, the Court entered an order certifying a class of limited partners under Texas law, appointing A.R. Milkes and D.R. Burklew as representative plaintiffs on behalf of the class, and later, appointing the law firm of Berg & Androphy as lead class counsel. The plaintiffs allege, among other things, that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The Defendants have filed an answer and discovery is underway. Trial is scheduled for May 1999.

On February 11, 1998, four individual limited partners in partnerships sponsored by Host Marriott Corporation ("Host Marriott"), filed a class action lawsuit, styled Ruben, et al. v. Host Marriott Corporation, et al., Civil Action No. 16186, in Delaware State Chancery Court against Host Marriott and the general partners of Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, and Fairfield Inn by Marriott Limited Partnership (collectively, the "Five Partnerships"). The plaintiffs allege that the proposed merger of the Five Partnerships (the "Merger") into an umbrella partnership real estate investment trust proposed by CRF Lodging Company, L.P. in a preliminary registration statement filed with the Securities and Exchange Commission, dated December 22, 1997, constitutes a breach of the fiduciary duties owed to the limited partners of the Five Partnerships by Host Marriott and the general partners of the Five Partnerships. In addition, the plaintiffs allege that the Merger breaches various agreements relating to the Five Partnerships. The plaintiffs are seeking, among other things, the following: certification of a class; injunctive relief to block consummation of the Merger or, in the alternative, recision of the Merger; and damages. Host Marriott and the general partners of the Five Partnerships believe that these allegations are totally devoid of merit and they intend to vigorously defend against them. The defendants, in light of current market conditions, have decided to abandon their efforts to complete the initial Merger at this time. Accordingly, they intend to continue their efforts to dismiss the lawsuit.

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


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                a.    Exhibits:

                      None.

                b. Reports on Form 8-K:

                      A Form 8-K was filed with the Securities and Exchange Commission on October 16, 1998. In this filing, Item 5--Other Events discloses that the General Partner sent a letter dated October 1, 1998 to inform the limited partners that the proposed Consolidation to form a new REIT focused on limited service hotels is no longer being pursued. In addition, the letter informs the limited partners that, to date, there have been no acceptable offers from third parties to purchase the Partnership's hotels. A copy of the letter was included as an Item 7--Exhibit in this Form 8-K filing.

                                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             COURTYARD BY MARRIOTT II
                                             LIMITED PARTNERSHIP

                                             By:   CBM TWO CORPORATION
                                                   General Partner



October 26, 1998                              By:  /s/ Earla L. Stowe
                                                   ------------------
                                                   Earla L. Stowe
                                                   Vice President and
                                                     Chief Accounting Officer