Form 10-K
period 1998-12-31
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 1999-04-01
CIK 832179

Securities and Exchange Commission
                                              Washington, D.C. 20549
                                                     Form 10-K



         o                         Annual Report Pursuant to Section 13 or 15(d)
                                      of the Securities Exchange Act of 1934
                                    For the fiscal year ended December 31, 1998

                                                        OR

         |_|                   Transition Report Pursuant to Section 13 or 15(d)
                                      of the Securities Exchange Act of 1934

                                         Commission File Number:  0-16728

                                   COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                          (Exact name of registrant as specified in its charter)

                Delaware                            52-1533559
   (State or other jurisdiction of
   incorporation or organization)                (I.R.S. Employer
                                                Identification No.)
              10400 Fernwood Road
           Bethesda, Maryland                       20817
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__] (Not Applicable)

                       Documents Incorporated by Reference
                                     None

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP




                                                 TABLE OF CONTENTS

                                                                                                          PAGE NO.
                                                      PART I

Item 1.       Business.....................................................................................1

Item 2.       Properties...................................................................................9

Item 3.       Legal Proceedings...........................................................................15

Item 4.       Submission of Matters to a Vote of Security Holders.........................................16


                                                      PART II

Item 5.       Market For The Partnership's Limited Partnership Units
                and Related Security Holder Matters.......................................................17

Item 6.       Selected Financial Data.....................................................................18

Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................................................18

Item 8.       Financial Statements and Supplementary Data.................................................28

Item 9.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..................................................................57


                                                     PART III

Item 10.        Directors and Executive Officers..........................................................57

Item 11.        Management Remuneration and Transactions..................................................58

Item 12.        Security Ownership of Certain Beneficial Owners and Management............................58

Item 13.        Certain Relationships and Related Transactions............................................58


                                                      PART IV

Item 14.        Exhibits, Supplemental Financial Statement Schedules
                and Reports on Form 8-K...................................................................62



                                                        PART I


ITEM 1.           BUSINESS

Description of the Partnership

Courtyard by Marriott II Limited Partnership, a Delaware limited partnership (the "Partnership"), was formed on August 31, 1987 to acquire and own 70 Courtyard by Marriott hotels (the "Hotels") and the respective fee or leasehold interests in the land on which the Hotels are located. The Hotels are located in 29 states and contain a total of 10,331 guest rooms as of December 31, 1998. The Partnership commenced operations on October 30, 1987 and will terminate on December 31, 2087, unless earlier dissolved.

The Partnership is engaged solely in the business of owning and operating hotels and therefore is engaged in one industry segment. The principal offices of the Partnership are located at 10400 Fernwood Road, Bethesda, Maryland 20817.

The Hotels are operated as part of the Courtyard by Marriott system, which includes over 343 hotels worldwide in the moderately-priced segment of the U.S. lodging industry. The Hotels are managed by Courtyard Management Corporation (the "Manager"), a wholly owned subsidiary of Marriott International, Inc. ("MII"), under a long-term management agreement (the "Management Agreement"). The Management Agreement, as restated on December 30, 1995, expires in 2013 with renewals at the option of the Manager for one or more of the Hotels for up to 35 years thereafter. The Hotels have the right to use the Courtyard by Marriott name pursuant to the Management Agreement and, if the Management Agreement is terminated or not renewed, the Partnership would lose that right for all purposes (except as part of the Partnership's name). See Item 13, "Certain Relationships and Related Transactions."

The objective of the Courtyard by Marriott system, including the Hotels, is to provide consistently superior lodging at a fair price with an appealing, friendly and contemporary residential character. Courtyard by Marriott hotels generally have fewer guest rooms than traditional, full-service hotels, in most cases containing approximately 150 guest rooms, including approximately 12 suites, as compared to full-service Marriott hotels which typically contain 350 or more guest rooms.

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

Courtyard by Marriott hotels are designed for business and vacation travelers who desire high quality accommodations at moderate prices. Most of the Hotels are located in suburban areas near office parks or other commercial activities. See Item 2, "Properties." Courtyard by Marriott hotels provide large, high quality guest rooms which contain furnishings comparable in quality to those in full-service Marriott hotels. Each guest room contains a large, efficient work desk, remote control television, a television entertainment package, in-room coffee and tea services and other amenities. Approximately 70% of the guest rooms contain king-size beds.

Organization of the Partnership

On October 30, 1987, the Partnership began operations and executed a purchase agreement with Host Marriott Corporation ("Host Marriott") to acquire the Hotels, all related personal property, and the fee or leasehold interests in the land on which the Hotels are located for $643.1 million. On that date, CBM Two Corporation ("CBM Two"), a wholly owned subsidiary of Host Marriott, made a capital contribution of equipment valued at $11,306,000 for its 5% general partner interest. On January 18, 1988 (the "Final Closing Date"), 1,470 units of limited partnership interests (the "Units") in the Partnership, representing a 95% interest in the Partnership, had been sold in a private placement offering. The offering price per Unit was $100,000. Of the total $643.1 million purchase price, $507.9 million was paid in cash from the proceeds of mortgage financing and sale of the Units, $40.2 million from assumption of debt and $95.0 million from a deferred purchase note.

In accordance with the partnership agreement, in 1990 and 1991 CBM Two purchased
20.5 Units from defaulting investors. Additionally, on July 15, 1995, a limited partner assigned one Unit to CBM Two.

In connection with the 1996 refinancing of the Partnership's then existing debt, the limited partners approved certain amendments to the partnership agreement and the Management Agreement. The partnership agreement amendment, among other things, allowed the formation of certain subsidiaries of the Partnership, including Courtyard II Finance Company ("Finance"), a wholly-owned subsidiary of the Partnership, who along with the Partnership is the co-issuer of $127.4 million of senior secured notes.

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

On April 17, 1998, Host Marriott Corporation ("Host Marriott"), the parent of CBM Two, announced that its Board of Directors authorized the company to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999 (the "REIT Conversion"). On December 29, 1998, Host Marriott announced that it had completed substantially all the steps necessary to complete the REIT Conversion and expected to qualify as a REIT under the applicable Federal income tax laws beginning January 1, 1999. Subsequent to the REIT Conversion, Host Marriott is referred to as Host REIT. In connection with the REIT Conversion, Host REIT contributed substantially all of its hotel assets to a newly-formed partnership, Host Marriott L.P. ("Host LP").

In connection with Host Marriott's conversion to a REIT, the following steps occurred. Host Marriott formed CBM Two LLC, a Delaware single member limited liability company, having two classes of member interests (Class A - 1% economic interest, managing; Class B - 99% economic interest, non- managing). CBM Two merged into CBM Two LLC on December 22, 1998 and CBM Two ceased to exist. On December 28, 1998, Host Marriott contributed its entire interest in CBM Two LLC to Host Marriott, L.P. ("Host LP"), which is owned 78% by Host Marriott and 22% by outside partners. Finally on December 30, 1998, Host LP contributed its 99% Class B interest in CBM Two LLC to Rockledge Hotel Properties, Inc. ("Rockledge"), a Delaware corporation which is owned 95% by Host LP (economic non-voting interest) and 5% by Host Marriott Statutory/Charitable Employee Trust, a Delaware statutory business trust (100% of the voting interests). As a result, the sole general partner of the Partnership is CBM Two LLC (the "General Partner"), with a Class A 1% managing economic interest owned by Host LP and a Class B 99% non-managing economic interest owned by Rockledge. With the merger of CBM Two into the General Partner, the General Partner became the holder of the Units previously acquired by CBM Two. Therefore, as of December 31, 1998, the General Partner owns a total of 21.5 Units representing a 1.39% limited partnership interest in the Partnership.

Pursuant to the terms of the operating agreement of CBM Two LLC, Rockledge, as the holder of the 99% non-voting member interest in CBM Two LLC, has been granted the sole power to direct the exercise by CBM Two LLC of all voting rights and other rights as owner with respect to all capital stock of any corporation that is owned, directly or indirectly, by the Partnership. The Partnership owns the Hotels through Associates, in which the Partnership is a 98% limited partner and a 1% general partner, and through Courtyard II Associates Management Corporation, the 1% managing general partner of Associates. As a result of the provisions of the operating agreement of CBM Two

LLC, Host LP has no right to direct the exercise by CBM Two LLC of voting or other rights with respect to the shares of Courtyard II Associates Management Corporation (and thus has no right to direct or control the affairs of Associates).

Debt Financing

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

In connection with the Host Marriott's conversion to a REIT, a change of control occurred when Host Marriott ceased to own, directly or indirectly, all of the outstanding equity interest of the sole general partner of the Partnership. Although such a change of control has occurred, Host REIT through Host LP continues to own, indirectly, a substantial majority of the economic interest in CBM Two LLC, the current General Partner of the Partnership and, through Host LP, has certain voting rights with respect to CBM Two LLC.

The change in control described above resulted in a "Change in Control" under the indenture governing the Senior Notes. As a result, in accordance with the terms of the indenture, Host LP commenced a tender offer for the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to February 18, 1999. The tender offer was commenced on January 14, 1999 and expired on February 12, 1999. No Senior Notes were tendered to Host LP in connection with the tender offer.

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

                                  Initial Certificate        Pass-Through
                 Class                  Balance                  Rate
         --------------------    --------------------     -----------
               Class A-1         $         45,500,000           7.550%
               Class A-2         $         50,000,000           6.880%
            Class A-3P & I       $        129,500,000           7.080%
              Class A-3IO              Not Applicable           0.933%
                Class B          $         75,000,000           7.480%
                Class C          $        100,000,000           7.860%
                Class D          $         10,200,000           8.645%

The Class A-3IO Certificates receive payments of interest only based on a notional balance equal to the Class A-3P & I Certificate balance.

The balance of the Certificates was $371.2 million at December 31, 1998. Principal amortization of $14.3 million of the Class A-1 Certificates was made during 1998.

The Certificates/Mortgage Loan maturities are as follows (in thousands):

                    1999                  $      15,443
                    2000                         16,642
                    2001                         17,934
                    2002                         19,326
                    2003                         20,827
                 Thereafter                     281,052
                                          $     371,224

The Mortgage Loan is secured primarily by 69 cross-defaulted and cross-collateralized mortgages representing first priority mortgage liens on (i) the fee or leasehold interest in the 69 Hotels, related furniture, fixtures and equipment and the property improvement fund, (ii) the fee interest in the land leased from MII or their affiliates on which 53 Hotels are located, (iii) a pledge of Associates membership interest in and the related right to receive distributions from Associates II which owns the Deerfield Hotel and (iv) an assignment of the Management Agreement. The Mortgage Loan is non-recourse to Associates, the Partnership and its partners.

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

Material Contracts

Management Agreement

The primary provisions are discussed in Item 13, "Certain Relationships and Related Transactions."

Ground Leases

The land on which 53 of the Hotels are located is leased from MII or affiliates of MII. In addition, eight of the Hotels are located on land leased from third parties. The land leases have remaining terms (including renewal options) expiring between the years 2024 and 2068. The MII land leases and the third party land leases provide for rent based on specific percentages (from 2% to 15%) of gross revenue in certain categories, subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. For 1998, the Partnership paid a total of $13,040,000 in ground rent. See Item 2 "Properties" for a listing of Hotels that have ground leases.

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

Significant competitors in the moderately-priced lodging segment include Holiday Inn, Ramada Inn, Four Points by Sheraton, Hampton Inn and Hilton Garden Inns. The lodging industry in general, and the moderately-priced segment in particular, is highly competitive reflecting the growth of other shares, but the degree of competition varies from location to location and over time. An increase in supply growth began in 1996 with the introduction of a number of new national brands. However, through 1998 Courtyards continue to command a premium share of the market in which they are located in spite of the growth of new chains. For 1999, it is expected that Courtyard will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new mid-priced brands including Wingate Hotels, Hilton Garden Inns, Four Points by Sheraton, Mainstay, Candlewood, Club Hotels and Clarion.

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

Conflicts of Interest

Because Host LP, the managing member of the General Partner, MII and their affiliates own and/or operate hotels other than the Partnership's Hotels and MII and its affiliates license others to operate hotels under the various brand names owned by Marriott International and its affiliates, potential conflicts of interest exist. With respect to these potential conflicts of interest, Host LP, MII and their affiliates retain a free right to compete with the Partnership's Hotels, including the right to develop, own, and operate competing hotels now and in the future in markets in which the Hotels are located, in addition to those existing hotels which may currently compete directly or indirectly with the Hotels.

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

The Amended and Restated Agreement of Limited Partnership, as amended, (the "Partnership Agreement"), provides that any agreements, contracts or arrangements between the Partnership and the General Partner or any of its affiliates, except for rendering legal, tax, accounting, financial, engineering, and procurement services to the Partnership by employees of the General Partner or its affiliates, will be on commercially reasonable terms and will be subject to the following additional conditions:

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

Employees

Neither the General Partner nor the Partnership has any employees. Host LP provides the services of certain employees (including the General Partner's executive officers) of Host LP to the Partnership and the General Partner. The Partnership and the General Partner anticipate that each of the executive officers of the General Partner will generally devote a sufficient portion of his or her time to the business of the Partnership. However, each of such executive officers also will devote a significant portion of his or her time to the business of Host LP and its other affiliates. No officer or director of the General Partner or employee of Host LP devotes a significant percentage of time to Partnership matters. To the extent that any officer, director or employee does devote time to the Partnership, the General Partner or Host LP, as applicable, is entitled to reimbursement for the cost of providing such services. See Item 11, "Management Remuneration and Transactions" for
information  regarding  payments  made  to  Host  Marriott,   Host  LP,  or  its
subsidiaries  for  the  cost  of  providing   administrative   services  to  the
Partnership.

Potential Transaction

The General Partner has retained Merrill Lynch to explore alternatives to provide liquidity for the Partnership and maximize the value of the limited partners' investment. However, there can be no assurance that a transaction will result from these activities.


ITEM 2.           PROPERTIES

Introduction

The properties consisted of 70 Courtyard by Marriott hotels as of December 31, 1998. The Hotels have been in operation for at least eight years. The Hotels range in age between 9 and 13 years. The Hotels are geographically diversified among 29 states, and no state has more than nine Hotels.

The  lodging  industry  in  general,  and  the   moderately-priced   segment  in
particular, is highly competitive, but the degree of competition varies from location to location and over time. On a combined basis, competitive forces affecting the Hotels are not, in the opinion of the General Partner, more adverse than the overall competitive forces affecting the lodging industry generally. See Item 1, "Business--Competition."

The following table summarizes certain attributes of each of the Hotels.

                                   COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                                                       SUMMARY OF PROPERTIES
                                                       (70 COURTYARD HOTELS)



                                                              PROPERTY
                                                           TITLE TO LAND
                                                             # OF ROOMS
                                                            OPENING DATE





                                                                 1
                                                      Birmingham/Homewood, AL
                                                      500 Shades Creek Parkway
                                                         Homewood, AL 35209
                                                            Owned in fee
                                                                140
                                                              12/21/85





                                                                 2
                                                       Birmingham/Hoover, AL
                                           1824 Montgomery Highway South Hoover, AL 35244
                                             Leased from Essex House Condominium Corp.*
                                                                153
                                                              08/08/87





                                                                 3
                                                           Huntsville, AL
                                                       4808 University Drive
                                                        Huntsville, AL 35816
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              08/15/87





                                                                 4
                                                          Phoenix/Mesa, AZ
                                                      1221 S. Westward Avenue
                                                           Mesa, AZ 85210

                                             Leased from Essex House Condominium Corp.*

                                                                148
                                                              03/19/88
                                                                 5
                                                      Phoenix/Metrocenter, AZ
                                                        9631 N. Black Canyon
                                                         Phoenix, AZ 85021
                                             Leased from Essex House Condominium Corp.*
                                                                146

                                                              11/29/87





                                                                 6
                                                         Tucson Airport, AZ
                                                      2505 E. Executive Drive
                                                          Tucson, AZ 85706
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              10/01/88





                                                                 7
                                                          Little Rock, AR
                                                   10900 Financial Centre Parkway
                                                       Little Rock, AR 72211
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              05/28/88





                                                                 8
                                                          Bakersfield, CA
                                                        3601 Marriott Drive
                                                       Bakersfield, CA 93308
                                             Leased from Essex House Condominium Corp.*
                                                                146
                                                              02/13/88





                                                                 9
                                                           Cupertino, CA
                                                        10605 N. Wolfe Road
                                                        Cupertino, CA 95014
                                                         Leased from Vallco
                                                             Park, Ltd.
                                                                149
                                                              05/14/88





                                                                 10
                                                          Foster City, CA
                                                          550 Shell Blvd.
                                                       Foster City, CA 94404
                                             Leased from Essex House Condominium Corp.*
                                                                147
                                                              09/26/87





                                                                 11
                                                             Fresno, CA
                                                         140 E. Shaw Avenue
                                                          Fresno, CA 93710
                                         Leased from Richard, Miche, Aram & Aznive Erganian
                                                                146
                                                              09/13/86





                                                                 12
                                                        Hacienda Heights, CA
                                                         1905 Azusa Avenue
                                                     Hacienda Heights, CA 91745
                                             Leased from Essex House Condominium Corp.*
                                                                150
                                                              03/28/90





                                                                 13
                                                     Marin/Larkspur Landing, CA
                                                    2500 Larkspur Landing Circle
                                                         Larkspur, CA 94939
                                                      Leased from Essex House
                                                         Condominium Corp.*
                                                                146
                                                              07/25/87





                                                                 14
                                                          Palm Springs, CA
                                                      300 Tahquitz Canyon Way
                                                       Palm Springs, CA 92262
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              10/08/88





                                                                 15
                                                            Torrance, CA
                                                   2633 West Sepulveda Boulevard
                                                         Torrance, CA 90505
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              10/15/88





                                                                 16
                                                            Boulder, CO
                                                       4710 Pearl East Circle
                                                         Boulder, CO 80301
                                             Leased from Essex House Condominium Corp.*
                                                                148
                                                              08/06/88





                                                                 17
                                                             Denver, CO
                                                       7415 East 41st Avenue
                                                          Denver, CO 80301
                                                            Owned in fee
                                                                146
                                                              08/15/87





                                                                 18
                                                        Denver/Southeast, CO
                                                       6565 S. Boston Street
                                                        Englewood, CO 80111
                                                      Leased from Essex House
                                                         Condominium Corp.*
                                                                152
                                                              05/30/87





                                                                 19
                                                            Norwalk, CT
                                                          474 Main Avenue
                                                         Norwalk, CT 06851
                                                     Leased from Mary Fabrizio
                                                                145
                                                              07/30/88





                                                                 20
                                                          Wallingford, CT
                                                         600 Northrop Road
                                                       Wallingford, CT 06492
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              04/21/90





                                                                 21
                                                           Ft. Myers, FL
                                                         4455 Metro Parkway
                                                        Ft. Myers, FL 33901
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              08/27/88





                                                                 22
                                                   Ft. Lauderdale/Plantation, FL
                                                        7780 S.W. 6th Street
                                                        Plantation, FL 33324
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              09/21/88





                                                                 23
                                                         St. Petersburg, FL
                                                        3131 Executive Drive
                                                        Clearwater, FL 34622
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              10/14/89





                                                                 24
                                                        Tampa/Westshore, FL
                                                         3805 West Cypress
                                                          Tampa, FL 33607
                                                            Leased from
                                                  Hotsinger, Inc. and Owned in fee
                                                                145
                                                              10/27/86





                                                                 25
                                                        West Palm Beach, FL
                                                       600 Northpoint Parkway
                                                     West Palm Beach, FL 33407
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              01/14/89





                                                                 26
                                                     Atlanta Airport South, GA
                                                         2050 Sullivan Road
                                                       College Park, GA 30337
                                                            Owned in fee
                                                                144
                                                              06/15/86





                                                                 27
                                                     Atlanta/Gwinnett Mall, GA
                                                        3550 Venture Parkway
                                                          Duluth, GA 30136
                                             Leased from Essex House Condominium Corp.*
                                                                146
                                                              03/19/87





                                                                 28
                                                     Atlanta/Perimeter Ctr., GA
                                                    6250 Peachtree-Dunwoody Road
                                                         Atlanta, GA 30328
                                             Leased from Essex House Condominium Corp.*
                                                                145
                                                              12/12/87





                                                                 29
                                                        Atlanta/Roswell, GA
                                                       1500 Market Boulevard
                                                         Roswell, GA 30076
                                               Leased from Roswell Landing Associates
                                                                154
                                                              06/11/88





                                                                 30
                                                    Arlington Heights-South, IL
                                                       100 W. Algonquin Road
                                                    Arlington Heights, Il 60005
                                                            Owned in fee
                                                                147
                                                              12/20/85





                                                                 31
                                                       Chicago/Deerfield, IL
                                                         800 Lake Cook Road
                                                        Deerfield, IL 60015
                                                            Owned in fee
                                                                131
                                                              01/02/86





                                                                 32
                                                        Chicago/Glenview, IL
                                                       180l Milwaukee Avenue
                                                         Glenview, IL 60025
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              07/08/89





                                                                 33
                                                     Chicago/Highland Park, IL
                                                        1505 Lake Cook Road
                                                      Highland Park, IL 60035
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              06/10/88





                                                                 34
                                                      Chicago/Lincolnshire, IL
                                                        505 Milwaukee Avenue
                                                       Lincolnshire, IL 60069
                                                            Owned in fee
                                                                146
                                                              07/20/87





                                                                 35
                                                    Chicago/Oakbrook Terrace, IL
                                                       6 TransAm Plaza Drive
                                                     Oakbrook Terrace, IL 60181
                                                            Owned in fee
                                                                147
                                                              05/09/86





                                                                 36
                                                        Chicago/Waukegan, IL
                                                         800 Lakehurst Road
                                                         Waukegan, Il 60085
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              05/28/88





                                                                 37
                                                       Chicago/Wood Dale, IL
                                                       900 N. Wood Dale Road
                                                        Wood Dale, IL 60191
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              07/02/88





                                                                 38
                                                            Rockford, IL
                                                        7676 East State Road
                                                         Rockford, IL 61108
                                                            Owned in fee
                                                                147
                                                              04/12/86





                                                                 39
                                                     Indianapolis/Castleton, IN
                                                       8670 Allisonville Road
                                                       Indianapolis, IN 46250
                                                      Leased from Essex House
                                                         Condominium Corp.*
                                                                146
                                                              06/06/87





                                                                 40
                                                   Kansas City/Overland Park, KS
                                                        11301 Metcalf Avenue
                                                      Overland Park, KS 66212
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              01/14/89





                                                                 41
                                                        Lexington/North, KY
                                                         775 Newtown Court
                                                        Lexington, KY 40511
                                                      Leased from Essex House
                                                         Condominium Corp.*
                                                                146
                                                              06/04/88






                                                                 42
                                                           Annapolis, MD
                                                           2559 Riva Road
                                                        Annapolis, MD 21401
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              03/04/89





                                                                 43
                                                         Silver Spring, MD
                                                       12521 Prosperity Drive
                                                      Silver Spring, MD 20904
                                             Leased from Essex House Condominium Corp.*
                                                                146
                                                              08/06/88





                                                                 44
                                                         Boston/Andover, MA
                                                        10 Campanelli Drive
                                                         Andover, MA 01810
                                             Leased from Essex House Condominium Corp.*
                                                                146
                                                              12/03/88





                                                                 45
                                                        Detroit Airport, MI
                                                         30653 Flynn Drive
                                                         Romulus, MA 48174

                                             Leased from Essex House Condominium Corp.*
                                                                146
                                                              12/12/87
                                                                 46
                                                        Detroit/Livonia, MI
                                                     17200 N. Laurel Park Drive
                                                         Livonia, MI 48152
                                             Leased from Essex House Condominium Corp.*
                                                                148
                                                              03/12/88





                                                                 47
                                                      Minneapolis Airport, MN
                                                        1352 Northland Drive
                                                     Mendota Heights, MN 55120
                                             Leased from Essex House Condominium Corp.*
                                                                146
                                                              06/13/87





                                                                 48
                                                     St. Louis/Creve Coeur, MO
                                                       828 N. New Ballas Road
                                                       Creve Coeur, MO 63146
                                             Leased from Essex House Condominium Corp.*
                                                                154
                                                              07/22/87





                                                                 49
                                                       St. Louis/Westport, MO
                                                  11888 Westline Industrial Drive
                                                        St. Louis, MO 63146
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              08/20/88





                                                                 50
                                                       Lincroft/Red Bank, NJ
                                                         245 Half Mile Road
                                                         Red Bank, NJ 07701
                                             Leased from Essex House Condominium Corp.*
                                                                146
                                                              05/28/88





                                                                 51
                                                          Poughkeepsie, NY
                                                           408 South Road
                                                          Poughkeepsie, NY
                                              Leased from Pizzgalli Investment Company
                                                                149
                                                              06/04/88





                                                                 52
                                                              Rye, NY
                                                         631 Midland Avenue
                                                           Rye, NY 10580
                                            Leased from Essex House Condominium Corp. *
                                                                145
                                                              03/19/88





                                                                 53
                                                      Charlotte/South Park, NC
                                                       6023 Park South Drive
                                                        Charlotte, NC 28210
                                                Leased from Queens Properties, Inc.
                                                                149
                                                              03/25/89





                                                                 54
                                                          Raleigh/Cary, NC
                                                     102 Edinburgh Drive South
                                                           Cary, NC 27511
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              06/25/88





                                                                 55
                                                          Dayton Mall, OH
                                                         100 Prestige Place
                                                        Miamisburg, OH 45342
                                             Leased from Essex House Condominium Corp.*
                                                                146
                                                              09/19/87





                                                                 56
                                                             Toledo, OH
                                                        1435 East Mall Drive
                                                         Holland, OH 43528
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              04/30/88





                                                                 57
                                                     Oklahoma City Airport, OK
                                                      4301 Highline Boulevard
                                                      Oklahoma City, OK 73108
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              07/23/88





                                                                 58
                                                       Portland-Beaverton, OR
                                                       8500 S.W. Nimbus Drive
                                                        Beaverton, OR 97005
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              02/11/89





                                                                 59
                                                       Philadelphia/Devon, PA
                                                       762 W. Lancaster Ave.
                                                          Wayne, PA 19087
                                             Leased from Three Devon Square Associates
                                                                149
                                                              11/19/88





                                                                 60
                                                            Columbia, SC
                                                        347 Zimalcrest Drive
                                                         Columbia, SC 29210
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              01/28/89





                                                                 61
                                                           Greenville, SC
                                                       70 Orchard Park Drive
                                                        Greenville, SC 29615

                                             Leased from Essex House Condominium Corp.*
                                                                146
                                                              03/05/88
                                                                 62
                                                        Memphis Airport, TN
                                                      1780 Nonconnah Boulevard
                                                         Memphis, TN 38132
                                             Leased from Essex House Condominium Corp.*
                                                                145
                                                              07/15/87





                                                                 63
                                                       Nashville Airport, TN
                                                         2508 Elm Hill Pike
                                                        Nashville, TN 37214
                                             Leased from Essex House Condominium Corp.*
                                                                145
                                                              01/23/88





                                                                 64
                                                        Dallas/Northeast, TX
                                                         1000 South Sherman
                                                        Richardson, TX 75081
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              01/16/88





                                                                 65
                                                          Dallas/Plano, TX
                                                       4901 W. Plano Parkway
                                                          Plano, TX 75093
                                                            Owned in fee
                                                                149
                                                              05/07/88





                                                                 66
                                                        Dallas/Stemmons, TX
                                                        2383 Stemmons Trail
                                                          Dallas, TX 75220
                                             Leased from Essex House Condominium Corp.*

                                                                146
                                                              09/12/87





                                                                 67
                                                      San Antonio/Downtown, TX
                                                        600 Santa Rosa South
                                                       San Antonio, TX 78204
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              02/03/90





                                                                 68
                                                        Charlottesville, VA
                                                        638 Hillsdale Drive
                                                     Charlottesville, VA 22901
                                             Leased from Essex House Condominium Corp.*
                                                                150
                                                              01/21/89





                                                                 69
                                                            Manassas, VA
                                                      10701 Battleview Parkway
                                                         Manassas, VA 22110
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              03/04/89





                                                                 70
                                                      Seattle/Southcenter, WA
                                                       400 Andover Park West
                                                         Tukwila, WA 98188
                                             Leased from Essex House Condominium Corp.*
                                                                149
                                                              03/11/89


                                           Grand Total:                       10,331

* Essex House Condominium Corporation is a subsidiary of Marriott
International, Inc.


ITEM 3.           LEGAL PROCEEDINGS

Certain limited partners of the Partnership have filed a lawsuit, styled Whitey Ford, et al. v. Host Marriott Corporation, et al., Case No. 96-CI-08327, in the 285th Judicial District Court of Bexar County, Texas against CBM Two, the Manager, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). On January 29, 1998, two other Limited Partners filed a petition to expand this lawsuit to include a class action. On June 23, 1998, the Court entered an order certifying a class of limited partners under Texas law, appointing A.R. Milkes and D.R. Burklew as representative plaintiffs on behalf of the class, and later, appointing the law firm of Berg & Androphy as lead class counsel. The plaintiffs allege, among other things, that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The Defendants have filed an answer and discovery is underway. Trial is scheduled for May 1999.

On February 11, 1998, four individual limited partners in partnerships sponsored by Host Marriott Corporation ("Host Marriott") filed a class action lawsuit, styled Ruben, et al. v. Host Marriott Corporation, et al., Civil Action No. 16186, in Delaware State Chancery Court against Host Marriott and the general partners of Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, and Fairfield Inn by Marriott Limited Partnership (collectively, the "Five Partnerships"). The plaintiffs alleged that the proposed merger of the Five Partnerships (the "Merger") into an umbrella partnership real estate investment trust proposed by CRF Lodging Company, L.P. in a preliminary registration statement filed with the Securities and Exchange Commission, dated December 22, 1997, constituted a breach of the fiduciary duties owed to the limited partners of the Five Partnerships by Host Marriott and the general partners of the Five Partnerships. In addition, the plaintiffs alleged that the Merger breached various agreements relating to the Five Partnerships. The plaintiffs sought, among other things, the following: certification of a class; injunctive relief to block consummation of the Merger or, in the alternative, rescission of the Merger; and damages. The defendants, in light of market conditions, decided to abandon their efforts to complete the Merger. As a result of this decision, the plaintiffs voluntarily dismissed the lawsuit.

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolf Joint Tenants, et al., v. Marriott International Inc., et. al., Case No. 98-CI-04092 (the "Haas Case"), in the 57th Judicial District Court of Bexar County, Texas against MII, Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships:
Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership, and Atlanta Marriott Marquis Limited Partnership (collectively, the "Seven Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Seven Partnerships for inflated prices and that they charged the Seven Partnerships excessive management fees to operate the Seven Partnerships' hotels. The plaintiffs further allege, among other things, that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Seven Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed an answer to the plaintiffs' petition and asserted a number of defenses. A related case concerning the Partnership was filed by the plaintiffs' lawyers in the same court, involves similar allegations against the Defendants, and has been certified as a class action. Trial in this related case is presently scheduled for May 1999. Due to the prosecution of the related case, there has been no meaningful activity in the Haas case. Although the Seven Partnerships have not been named as defendants in the lawsuit, the partnership agreements relating to the Seven Partnerships include an indemnity provision which requires the Seven Partnerships, under certain circumstances, to indemnify the general partners against losses, expenses and fees.

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

None.

                                                        PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first date of each accounting period and may be made only to accredited investors. All transfers are subject to approval by the General Partner. As of December 31, 1998, there were 1,480 holders (including holders of half-units) of record of the 1,470 Units.

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

As of December 31, 1998, the Partnership has distributed a total of $91,647,150 to the limited partners ($62,345 per limited partner unit) since inception. During 1998, $7,350,000 ($5,000 per limited partner unit) was distributed to the limited partners and an additional $2,205,000 ($1,500 per limited partner unit) will be distributed to the limited partners in April 1999 bringing the total distribution from 1998 operations to $9,555,000 ($6,500 per limited partner unit). The Partnership distributed $13,230,000 to the limited partners ($9,000 per limited partner unit) from 1997 operations. The Partnership distributed $11,025,000 to the limited partners ($7,500 per limited partner unit) from 1996 operations. No distributions of Capital Receipts have been made since inception.


ITEM 6.           SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years in the period ended December 31, 1998 presented in accordance with generally accepted accounting principles.

                                                      1998          1997         1996         1995         1994
                                                                (in thousands, except per unit amounts)

Income Statement Data:

Revenues...........................................$   284,251  $   275,021  $   263,707  $   245,825   $   232,082

Operating profit...................................     58,960       58,771       54,012       46,296        37,798

Net income (loss)..................................     16,950       15,691       10,541       11,215        (3,564)

Net income (loss) per limited
   partner unit (1,470 Units)......................     10,954       10,140        6,812        7,248        (2,303)

Balance Sheet Data:

Total assets.......................................$   528,340  $   536,715  $   547,099  $   567,530   $   549,895

Total liabilities..................................    552,230      567,412      579,040      603,030       593,947

Cash distributions per limited
   partner unit (1,470 Units)......................      6,500        9,000        7,500           --         6,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-K include forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. The cautionary statements set forth in reports filed under the Securities Act of 1934 contained important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties, the level or rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to compete effectively;
(iii) changes in travel patterns, taxes and government regulations; (iv) governmental approvals, actions and initiatives; and (v) the effects of tax legislative action. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

GENERAL

The following discussion and analysis addresses results of operations for the fiscal years ended December 31, 1998, 1997 and 1996. During the period from 1996 through 1998, Partnership total hotel revenues grew from $263.7 million to $284.3 million. Growth in room revenues, and thus hotel revenues, is driven primarily by growth in revenue per available room ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels which represents the combination of daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage and other ancillary revenues generated by the property. During the period from 1996 through 1998, the Hotels' combined average room rate increased by $10.51 from $76.48 to $86.99, while the combined average occupancy decreased from 80.4% to 79.0%.

RESULTS OF OPERATIONS

Revenues primarily represent the gross revenues generated by the Partnership's Hotels.

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

The Partnership considered the impact of EITF 97-2 on its financial statements and determined that EITF 97-2 requires the Partnership to include property-level revenues and operating expenses of its Hotels in its consolidated statement of operations. The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying consolidated statement of operations. Application of EITF 97-2 to the consolidated financial statements for the fiscal years ended December 31, 1998, 1997 and 1996 increased both revenues and operating expenses by approximately $141.4 million, $133.8 million and $130.6 million, respectively, and had no impact on operating profit or net income.

The following table shows selected combined operating and financial statistics for the Hotels (in thousands, except combined average occupancy, combined average daily room rate, REVPAR and number of rooms):



                                                                                   Year Ended December 31,
                                                                            1998            1997           1996
Combined average occupancy...............................................      79.0%          80.3%           80.4%
Combined average daily room rate.........................................$     86.99    $     82.09     $     76.48
REVPAR...................................................................$     68.72    $     65.92     $     61.49
Number of rooms..........................................................     10,331         10,331          10,331
Room revenues............................................................$   258,099    $   248,012     $   235,861
Food and beverage revenues...............................................     17,219         17,436          18,227
Other hotel revenues.....................................................      8,933          9,573           9,619
                                                                         -----------    -----------     -----------
   Total hotel revenues..................................................    284,251        275,021         263,707
Direct hotel operating costs and expenses................................    141,398        133,791         130,525
                                                                         -----------    -----------     -----------
House profit.............................................................$   142,853    $   141,230     $   133,182
                                                                         ===========    ===========     ===========

The following table shows selected components of the Partnership's operating income as a percentage of total hotel revenues.

                                                                                   Year Ended December 31,
                                                                            1998            1997           1996
Hotel revenues:
   Room revenues.........................................................      90.8%          90.2%           89.4%
   Food and beverage revenues............................................        6.1            6.3             6.9
   Other ................................................................        3.1            3.5             3.7
                                                                         -----------    -----------     -----------
     Total hotel revenues................................................      100.0          100.0           100.0
Direct operating costs and expenses......................................       49.7           48.6            49.5
                                                                         -----------    -----------     -----------
House profit.............................................................       50.3           51.4            50.5
Indirect hotel operating costs and expenses:
   Depreciation and amortization.........................................        9.8           10.2            10.2
   Base and Courtyard management fees....................................        6.0            6.0             6.0
   Ground rent...........................................................        4.5            4.5             4.5
   Incentive management fees.............................................        4.5            4.7             4.6
   Property taxes........................................................        3.8            3.6             3.6
   Insurance and other...................................................        1.0            1.0             1.1
                                                                         -----------    -----------     -----------
   Total indirect hotel operating costs and expenses                            29.6           30.0            30.0
                                                                           ---------   ------------   -------------
     Operating profit....................................................      20.7%          21.4%           20.5%
                                                                         ===========    ===========     ===========

1998 Compared to 1997

Hotel Revenues. In 1998 hotel revenues increased $9.2 million, or 3.4%, to $284.3 million when compared to 1997 due to the increase in rooms revenues described below partially offset by slight decreases in food and beverage and other revenues.

Rooms Revenues. Rooms revenues increased $10.1 million in 1998 to $258.1 million, a 4.1% increase when compared to 1997. The increase in revenues was achieved through an increase in the combined average room rate from $82.09 in 1997 to $86.99 in 1998. Combined average occupancy decreased 1.3 percentage points from 80.3% in 1997 to 79.0% in 1998 primarily due to increased competition and aggressive rate increases in some markets.

Total Hotel Property-Level Costs and Expenses. The 1998 total hotel property-level costs and expenses increased $7.6 million, or 5.7%. The increase is due to increases in both rooms costs and selling, administrative and other expenses.

Rooms Costs. In 1998 rooms costs increased $3.6 million, or 6.8%, when compared to 1997. The increase costs is due to an increase in certain variable costs related to the increase in rooms revenues.

Selling, Administrative and Other. Selling, administrative and other expenses increased by $4.2 million in 1998 to $67.5 million, a 6.7% increase when compared to 1997. The increase in expenses was primarily due to a $2.5 million increase in general and administrative expenses and a $1.4 million increase in chain services.

Base and Courtyard Management Fees. Base and Courtyard management fees increased by 3.4%, or $554,000, in 1998 when compared to 1997. Base and Courtyard management fees are calculated as a percentage of total hotel revenues. Accordingly, with the increase in total hotel revenues described above, these fees also increased.

Property Taxes. Property taxes increased by 9.8% during 1998 to $10.9 million when compared to 1997. The increase is primarily due to real estate tax increases at 62 of the Partnership's 70 Hotels.

Insurance and Other. Insurance and other decreased by 12.6% to $2.2 million when compared to 1997. The decrease is primarily due to decreases in equipment rent and Partnership administrative expenses.

Interest Expense. Interest expense decreased by 2.4% to $44.7 million in 1998 from $45.8 million in 1997. This decrease is due to principal amortization of $14.3 million on the Certificates/Mortgage Loan. The weighted average interest rate was 8.5% for 1998 and 1997.

1997 Compared to 1996

Hotel Revenues. Total 1997 hotel revenues of $275.0 million represented an $11.3 million, or 4.3%, increase over 1996. The increase in revenues was achieved through the increase in rooms revenues described below partially offset by a $791,000 decrease in food and beverage revenues.

Rooms Revenues. Rooms revenues increased $12.2 million in 1997 to $248.0 million, a 5.2% increase when compared to 1996. The increase in revenues was achieved through an increase in the combined average room rate from $76.48 in 1996 to $82.09 in 1997. Combined average occupancy decreased slightly from 80.4% in 1996 to 80.3% in 1997.

Food and Beverage Revenues. In 1997 food and beverage revenues decreased 4.3% to $17.4 million when compared to 1996 primarily due to the elimination of meeting room and dinner business over the course of 1997.

Rooms Costs. Rooms costs increased $1.8 million, or 3.5%, when compared to 1996. The increased costs are due to an increase in certain variable costs related to the increase in rooms revenues. However, as a percentage of total hotel revenues, rooms costs decreased slightly to 19.1% in 1997 as compared to 19.2% in 1996. This resulted in a 5.6% increase in rooms profit margin for 1997 as compared to 1996.

Food and Beverage Costs. In 1997 food and beverage costs decreased $928,000, or 5.8%, when compared to 1996 due to the decrease in food and beverage revenues discussed above.

Selling, Administrative and Other. Selling, administrative and other expenses increased by $2.1 million in 1997 to $63.3 million, a 3.4% increase when compared to 1996. The increase in expenses was primarily due to a $1.4 million increase in general and administrative expenses and a $783,000 increase in chain services.

Depreciation. Depreciation increased by $1.1 million, or 4% to $28.1 million in 1997 as compared to 1996 due to new assets being purchased and depreciated as a result of renovations and replacements at the Partnership's hotels.

Base and Courtyard Management Fees. Base and Courtyard management fees are calculated as a percentage of hotel revenues. The increase in these fees of 4.3% from $15.8 million in 1996 to $16.5 million in 1997 is due to the improved combined hotel revenues for the 70 Hotels for 1997 when compared to 1996. As a percentage of hotel revenues, these fees remained at 6%.

Ground rent. Ground rent increased by 4.9% to $12.5 million during 1997 as compared to 1996 due to improved hotel operations which resulted in Hotels paying more rent as a percent of revenues rather than the minimum rent. However, ground rent as a percentage of total hotel revenues remained stable at 4.5% between 1997 and 1996.

Incentive Management Fees. Incentive management fees earned increased by 7.0% from $12.0 million in 1996 to $12.9 million in 1997. The increase in incentive management fees earned was the result of improved combined hotel operating results.

Insurance and Other. Insurance and other decreased by 9.9% during 1997 to $2.5 million when compared to 1996. The decrease is primarily due to decreases in equipment rent, and permits and licenses.

Operating Profit. Operating profit increased by $4.8 million to $58.8 million in 1997 from $54.0 million in 1996, primarily due to higher revenues.

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

CAPITAL RESOURCES AND LIQUIDITY

Principal Sources and Uses of Cash

The Partnership's principal source of cash is from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund and to make distributions to limited partners. Cash provided by operations was $44.5 million, $44.8 million and $38.1 million for the years ended 1998, 1997 and 1996, respectively. The increase in 1997 when compared to 1996 was primarily due to improved operations.

Cash used in investing activities was $15.8 million, $17.6 million and $17.3 million for 1998, 1997 and 1996, respectively. Contributions to the property improvement fund which represents 5% of total hotel revenues, were $14.2 million, $13.8 million and $13.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. Cash used in investing activities for 1998, 1997 and 1996 includes capital expenditures of $36.1 million, $24.9 million and $11.3 million, respectively. The Management Agreement requires annual contributions to a property improvement fund to ensure that the physical condition and product quality of the Hotels are maintained. Contributions to this fund are based on a percentage of annual total hotel revenues, currently equal to 5%. The Partnership believes that the 5% contribution requirement is consistent with industry standards and provides a sufficient reserve for the future capital repair and replacement needs of the Hotels. In accordance with the Management Agreement, the annual required contribution percentage may increase up to 6% after December 31, 2000 at the option of the Manager. The balance in the fund totaled $6.5 million and $27.2 million as of December 31, 1998 and 1997, respectively. The capital expenditures for 1998 and 1997 included renovations at 23 and 16 of the Partnership Hotels, respectively. All such capital expenditures were funded from the property improvement fund. Rooms renovations totaling $13.2 million are scheduled to be completed at 15 of the Partnership hotels in 1999. The Partnership will have sufficient funds to complete the renovations.

Cash used in financing activities was $24.5 million, $27.8 million and $34.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. These totals include $10.1 million, $14.5 million and $7.0 million of cash distributions to limited partners in 1998, 1997 and 1996, respectively.

During 1998, 1997 and 1996, the Partnership repaid $14.3 million, $13.3 million and $11.3 million, respectively, of principal on the commercial mortgage backed securities. The Partnership also paid $43.1 million, $44.2 million and $42.6 million of interest on its debts in 1998, 1997 and 1996, respectively. The Partnership expects to make principal repayments of $15.4 million in 1999.

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

Changes in the real estate tax and insurance, net in 1998 include the $5.4 million remaining in the real estate tax and insurance escrow account reduced by $3.9 million of accrued real estate tax liabilities.

Debt

See Item 1, "Business" for discussion of debt financing.

Property Improvement Fund

The General Partner believes that cash from Hotel operations combined with the ability to defer certain management fees to the Manager and ground rent payments to affiliates of MII will provide adequate funds in the short term and long term for the operational needs of the Partnership.

Competition

The moderately priced lodging segment continues to be highly competitive. An increase in supply growth continued through 1998 with the introduction of a number of new national brands. However, through 1998 Courtyards continue to command a premium share of the market in which they are located in spite of the growth of new chains. For 1999, it is expected that Courtyard will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new mid-priced brands including Wingate Hotels, Hilton Garden Inns, Four Points by Sheraton, Mainstay, Candlewood, Club Hotels and Clarion.

Inflation

The rate of inflation has been relatively low in the past four years. The Manager is generally able to pass through increased costs to customers through higher room rates and prices. In 1998, the growth in average rates of Courtyard hotels exceeded inflationary costs.

Seasonality

Demand, and thus room occupancy, is affected by normally recurring seasonal patterns. For most of the Hotels, demand is higher in the spring and summer months (March through October) than during the remainder of the year.

Year 2000 Issues

Year 2000 issues have arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of the Partnership's Year 2000 compliance program.

Host Marriott has adopted the compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 issue. Host Marriott's compliance program includes an assessment of Host Marriott's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which Host Marriott has a material relationship or whose systems are material to the operations of the Partnership's Hotels. Host Marriott's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

In-House Systems. Host Marriott has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Partnership to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of Host Marriott's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms, and Host Marriott has not delayed any systems projects due to the Year 2000 issue. Host Marriott is in the process of engaging a third party to review its Year 2000 in-house compliance. Host Marriott believes that future costs associated with Year 2000 issues for its in-house systems will be insignificant and, therefore, not impact the Partnership's business, financial condition and results of operations. Host Marriott has not developed, and does not plan to develop, a separate contingency plan for its in-house systems due to their current Year 2000 compliance.

Third-Party  Systems.  The  Partnership  relies upon  operational and accounting systems  provided by third  parties,  primarily  the  Manager of its Hotels,  to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Hotels, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. However, Host Marriott has not received any oral or written assurances that these third parties will be Year 2000 compliant on time. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. The Partnership does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's Management Agreement generally provides for these costs to be charged to the Partnership's properties. Host Marriott expects that the Manager will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized systems charges allocated to the Hotels will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Hotels. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance caused by a breach of the Manager's duties, the Partnership will have the right to seek recourse against the Manager under its Management Agreement. The Management Agreement, however, generally does not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

Host Marriott will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, Host Marriott has had extensive discussions regarding the Year 2000 problem with MII, the parent of the Manager of the Partnership's Hotels. Due to the significance of MII to the Partnership's business, a detailed description of MII's state of readiness follows.

MII has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding of, and commitment to, the problem and its potential risks; (ii) Inventory: identifying and locating systems and technology components that may be affected; (iii) Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (iv) Planning: defining the technical solutions and labor and work plans necessary for each affected system; (v) Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware; (vi) Testing and Compliance Validation: conducting testing, followed by independent validation by a separate internal verification team; (vii)
Implementation: placing the corrected systems and technology back into the business environment; and (viii) Quality Assurance: utilizing an internal audit team to review significant projects for adherence to quality standards and program methodology.

MII has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology (IT Applications) -- enterprise-wide systems supported by MII's centralized information technology organization ("IR"); (ii) Business- initiated Systems ("BIS") - systems that have been initiated by an individual business unit, and that are not supported by MII's IR organization; and (iii) Building Systems - non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. MII is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (System Criticality).

MII measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of January 1, 1999, the Awareness and Inventory phases were complete for IT Applications and substantially complete for BIS and Building Systems. For IT Applications, the Assessment, Planning, Remediation/Replacement and Testing phases were each over 95 percent complete, and Compliance Validation had been completed for nearly half of key systems, with most of the remaining work in its final stage. BIS and Building Systems, Assessment and Planning are nearly complete. Remediation/Replacement and Testing are 20% complete for BIS, and MII is on track for completion of initial Testing of Building Systems by the end of the first quarter of 1999. Compliance Validation is in progress of both BIS and Building Systems. MII remains on target for substantial completion of Remediation/Replacement and Testing for System Critical BIS and Building Systems by June 1999 and September 1999, respectively. Quality Assurance is in progress for IT Applications, BIS and Building Systems.

Year 2000 compliance communications with MII's significant third party suppliers, vendors and business partners, including its franchisees are ongoing. MII's efforts are focused on the connections most critical to customer service, core business processes and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group. A majority of these respondents have either given assurances of timely Year 2000 compliance or have identified the necessary actions to be taken by them or MII to achieve timely Year 2000 compliance for their products.

MII is also establishing a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. MII is also utilizing a Year 2000 best-practices sharing system.

Risks. There can be no assurances that Year 2000 remediation by the Partnership or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 issue, which depends on numerous uncertainties such as: (i) whether significant third parties, properly and timely address the Year 2000 issue; and (ii) whether broad-based or systemic economic failures may occur. Host Marriott is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or distortion of hotel reservations made on centralized reservations systems and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 issue and the Partnership's dependence on third parties, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. Host Marriott's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 issue and Host Marriott believes that the possibility of significant interruptions of normal operations should be reduced.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index                                                                                                       Page
Courtyard by Marriott II Limited Partnership Consolidated Financial Statements:

     Report of Independent Public Accountants.............................................................29

     Consolidated Statement of Operations.................................................................30

     Consolidated Balance Sheet...........................................................................31

     Consolidated Statement of Changes in Partners' Capital (Deficit).....................................32

     Consolidated Statement of Cash Flows.................................................................33

     Notes to Consolidated Financial Statements...........................................................34

Courtyard II Associates, L.P. and Subsidiary Consolidated Financial Statements:

     Report of Independent Public Accountants.............................................................44

     Consolidated Statement of Operations.................................................................45

     Consolidated Balance Sheet...........................................................................46

     Consolidated Statement of Changes in Partners' Capital...............................................47

     Consolidated Statement of Cash Flows.................................................................48

     Notes to Consolidated Financial Statements...........................................................49



                                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE PARTNERS OF COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheet of Courtyard by Marriott II Limited Partnership (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Courtyard by Marriott II Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

As discussed in Note 2 to the consolidated financial statements, the Partnership has given retroactive effect to the change to include property-level revenues and operating expenses of its hotels in the consolidated statement of operations.



                                                           ARTHUR ANDERSEN LLP



Washington, D.C.
March 15, 1999





                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                       Courtyard by Marriott II Limited Partnership
                                   For the Years Ended December 31, 1998, 1997 and 1996
                                          (in thousands, except Unit and per Unit amounts)



                                                                                1998             1997              1996
                                                                           -------------     -------------    ---------
REVENUES
   Hotel revenues
     Rooms.................................................................$     258,099     $     248,012    $     235,861
     Food and beverage.....................................................       17,219            17,436           18,227
     Other.................................................................        8,933             9,573            9,619
                                                                           -------------     -------------    -------------
       Total hotel revenues................................................      284,251           275,021          263,707
                                                                           -------------     -------------    -------------

OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms.................................................................       55,962            52,405           50,653
     Food and beverage.....................................................       14,991            15,145           16,073
     Other department costs and expenses...................................        2,928             2,943            2,583
     Selling, administrative and other.....................................       67,517            63,298           61,216
                                                                           -------------     -------------    -------------
       Total hotel property-level costs and expenses                             141,398           133,791          130,525
   Depreciation ...........................................................       27,895            28,131           27,062
   Base and Courtyard management fees .....................................       17,055            16,501           15,822
   Ground rent.............................................................       12,921            12,480           11,899
   Incentive management fee................................................       12,895            12,878           12,040
   Property taxes..........................................................       10,914             9,938            9,537
   Insurance and other.....................................................        2,213             2,531            2,810
                                                                           -------------     -------------    -------------
       Total operating costs and expenses..................................      225,291           216,250          209,695
                                                                           -------------     -------------    -------------

OPERATING PROFIT...........................................................       58,960            58,771           54,012
   Interest expense........................................................      (44,686)          (45,778)        (46,366)
   Interest income and other...............................................        2,676             2,698            2,895
                                                                           -------------     -------------    -------------

NET INCOME.................................................................$      16,950     $      15,691    $      10,541
                                                                           =============     =============    =============

ALLOCATION OF NET INCOME
   General Partner.........................................................$         847     $         785    $         527
   Limited Partners........................................................       16,103            14,906           10,014
                                                                           -------------     -------------    -------------
                                                                           $      16,950     $      15,691    $      10,541
                                                                           =============     =============    =============

NET INCOME PER LIMITED PARTNER UNIT (1,470 Units)                          $     10,954      $      10,140    $       6,812
                                                                           ============      =============      ===========









                        The accompanying notes are an integral part of these financial statements.




                                                CONSOLIDATED BALANCE SHEET
                                       Courtyard by Marriott II Limited Partnership
                                                December 31, 1998 and 1997
                                                      (in thousands)



                                                                                                 1998              1997
                                                                                             -------------    ---------
ASSETS
   Property and equipment, net...............................................................$     463,650    $     455,435
   Deferred financing costs, net of accumulated amortization.................................       14,262           15,833
   Due from Courtyard Management Corporation.................................................        8,739           11,318
   Other assets..............................................................................           66               27
   Property improvement fund.................................................................        6,466           27,200
   Restricted cash...........................................................................       17,254           13,212
   Cash and cash equivalents.................................................................       17,903           13,690
                                                                                             -------------    -------------
                                                                                             $     528,340    $     536,715
                                                                                             =============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
   Debt......................................................................................$     498,624    $     512,955
   Management fees due to Courtyard Management Corporation...................................       34,414           34,829
   Due to Marriott International, Inc. and affiliates........................................        8,931            9,050
   Accounts payable and accrued liabilities..................................................       10,261           10,578
                                                                                             -------------    -------------

         Total Liabilities...................................................................      552,230          567,412
                                                                                             -------------    -------------

PARTNERS' CAPITAL (DEFICIT)
   General Partner
     Capital contribution....................................................................       11,306           11,306
     Cumulative net losses...................................................................       (3,609)         (4,456)
     Capital distributions...................................................................         (278)           (278)
                                                                                             -------------    ------------
                                                                                                     7,419            6,572
                                                                                             -------------    -------------

   Limited Partners
     Capital contributions, net of offering costs of $17,189................................       129,064         129,064
     Cumulative net losses...................................................................      (68,573)        (84,676)
     Capital distributions...................................................................      (91,647)        (81,504)
     Investor notes receivable...............................................................         (153)           (153)
                                                                                             -------------    ------------
                                                                                                   (31,309)        (37,269)

         Total Partners' Deficit.............................................................      (23,890)        (30,697)
                                                                                             -------------    ------------

                                                                                             $     528,340    $     536,715
                                                                                             =============    =============






                        The accompanying notes are an integral part of these financial statements.








                                           CONSOLIDATED STATEMENT OF CHANGES IN
                                                PARTNERS' CAPITAL (DEFICIT)
                                       Courtyard by Marriott II Limited Partnership
                                   For the Years Ended December 31, 1998, 1997 and 1996
                                                      (in thousands)



                                                                               General          Limited
                                                                               Partner         Partners            Total

Balance, December 31, 1995.................................................$       5,260     $     (40,760)   $     (35,500)

   Capital distributions...................................................           --            (6,982)          (6,982)
   Net income..............................................................          527            10,014           10,541
                                                                           -------------     -------------    -------------

Balance, December 31, 1996.................................................        5,787           (37,728)         (31,941)

   Capital distributions...................................................           --           (14,479)         (14,479)
   Payments received on investor notes receivable.........................            --                32               32
   Net income..............................................................          785            14,906           15,691
                                                                           -------------     -------------    -------------

Balance, December 31, 1997.................................................        6,572           (37,269)         (30,697)

   Capital distributions...................................................           --           (10,143)         (10,143)
   Net income..............................................................          847            16,103           16,950
                                                                           -------------     -------------    -------------

Balance, December 31, 1998.................................................$       7,419     $     (31,309)   $     (23,890)
                                                                           =============     =============    =============























                        The accompanying notes are an integral part of these financial statements.






                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                       Courtyard by Marriott II Limited Partnership
                                   For the Years Ended December 31, 1998, 1997 and 1996
                                                      (in thousands)

                                                                                     1998            1997           1996
                                                                                  -----------    -----------    --------

OPERATING ACTIVITIES
   Net income.....................................................................$    16,950    $    15,691    $    10,541
   Noncash items:
     Depreciation.................................................................     27,895         28,131         27,062
     Amortization of deferred financing costs as interest.........................      1,571          1,572          1,679
     Deferred management fees.....................................................         --             --            633
   Changes in operating accounts:
     Real estate tax and insurance, net...........................................     (1,341)          (129)            --
     Due from Courtyard Management Corporation....................................         79          1,997        (3,737)
     Management fees due to Courtyard Management Corporation......................       (415)        (1,613)            --
     Accounts payable and accrued liabilities.....................................       (196)          (860)         2,924
     Due to Host Marriott Corporation.............................................        (63)            32        (1,015)
     Prepaid expenses.............................................................          8              1           (28)
                                                                                  -----------    -----------    -----------

         Cash provided by operations..............................................     44,488         44,822         38,059
                                                                                  -----------    -----------    -----------

INVESTING ACTIVITIES
   Additions to property and equipment, net.......................................    (36,110)       (24,879)      (11,269)
   Change in property improvement fund............................................     20,734          9,382        (3,484)
   Change in working capital reserve..............................................     (2,925)        (2,075)            --
   Working capital returned by/(provided to) Courtyard Management Corporation....       2,500             --        (2,500)

         Cash used in investing activities........................................    (15,801)       (17,572)      (17,253)
                                                                                  ------------   -----------    ----------

FINANCING ACTIVITIES
   Repayment of principal.........................................................    (14,331)       (13,298)      (11,347)
   Capital distributions..........................................................    (10,143)       (14,479)       (6,982)
   Payment of financing costs.....................................................         --            (12)      (15,835)
   Collections of investor notes receivable.......................................         --             32             --
   Proceeds from issuance of debt.................................................         --             --        537,600
   Repayments of debt.............................................................         --             --      (531,100)
   Deposit into the debt service reserve..........................................         --             --        (6,848)
   Use of refinancing reserve accounts............................................         --             --          6,684
   Repayment of advances from Host Marriott Corporation...........................         --             --         (6,489)
                                                                                   -----------    -----------    ----------

         Cash used in financing activities........................................    (24,474)       (27,757)      (34,317)
                                                                                  ------------   -----------    ----------

INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS                                  $    4,213     $    (507)       $(13,511)

CASH AND CASH EQUIVALENTS at beginning of year....................................     13,690         14,197         27,708
                                                                                  -----------    -----------    -----------

CASH AND CASH EQUIVALENTS at end of year..........................................$    17,903    $    13,690    $    14,197
                                                                                  ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage and other interest......................................$    43,114    $    44,207    $    42,532
                                                                                  ===========    ===========    ===========

                        The accompanying notes are an integral part of these financial statements.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Courtyard by Marriott II Limited Partnership
                                                December 31, 1998 and 1997


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

On January 18, 1988 (the "Final Closing Date"), 1,470 limited partnership interests (the "Units"), representing a 95% interest in the Partnership, were sold in a private placement offering. The offering price per Unit was $100,000, $21,200 payable at subscription with the balance due in four annual installments through February 28, 1991, or, as an alternative, $94,357 in cash at closing as full payment of the subscription price. The limited partners paid $39,938,000 as of the Final Closing Date, representing 1,350 Units purchased on the installment basis and 120 Units paid in full. The limited partners' obligations to make the installment payments were evidenced by promissory notes (the "Investor Notes") payable to the Partnership and secured by the Units. On October 30, 1987 (the "Initial Closing Date"), CBM Two made a capital contribution of equipment valued at $11,306,000 for its 5% general partner interest.

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

In accordance with the partnership agreement, in 1990 and 1991 CBM Two purchased
20.5 Units from defaulting investors. Additionally, on July 15, 1995, a limited partner assigned one Unit to CBM Two.

On January 24, 1996, the Partnership completed a refinancing of the Partnership's existing debt through the private placements of $127.4 million of senior secured notes (the "Senior Notes") and $410.2 million of multi-class commercial mortgage pass-through certificates (the "Certificates").

In connection with the 1996 refinancing, the limited partners approved certain amendments to the partnership agreement and the Management Agreement. The partnership agreement amendment, among other things, allowed the formation of certain subsidiaries of the Partnership, including Courtyard II Finance Company ("Finance"), a wholly-owned subsidiary of the Partnership, who, along with the Partnership, is the co-issuer of the Senior Notes.

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

On April 17, 1998, Host Marriott Corporation ("Host Marriott"), the parent of CBM Two, announced that its Board of Directors authorized the company to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999 (the "REIT Conversion"). On December 29, 1998, Host Marriott announced that it had completed substantially all the steps necessary to complete the REIT Conversion and expected to qualify as a REIT under the applicable Federal income tax laws beginning January 1, 1999. Subsequent to the REIT Conversion, Host Marriott is referred to as Host REIT. In connection with the REIT Conversion, Host REIT contributed substantially all of its hotel assets to a newly-formed partnership Host Marriott L.P. ("Host LP").

In connection with Host Marriott's conversion to a REIT, the following steps occurred. Host Marriott formed CBM Two LLC, a Delaware single member limited liability company, having two classes of member interests (Class A - 1% economic interest, managing; Class B - 99% economic interest, non- managing). CBM Two merged into CBM Two LLC on December 22, 1998 and CBM Two ceased to exist. On December 28, 1998, Host Marriott contributed its entire interest in CBM Two LLC to Host Marriott, L.P. ("Host LP"), which is owned 78% by Host Marriott and 22% by outside partners. Finally on December 30, 1998, Host LP contributed its 99% Class B interest in CBM Two LLC to Rockledge Hotel Properties, Inc. ("Rockledge"), a Delaware corporation which is owned 95% by Host LP (economic non-voting interest) and 5% by Host Marriott Statutory/Charitable Employee Trust, a Delaware statutory business trust (100% of the voting interests). As a result, the sole general partner of the Partnership is CBM Two LLC (the "General Partner"), with a Class A 1% managing economic interest owned by Host LP and a Class B 99% non-managing, economic interest owned by Rockledge. With the merger of CBM Two into the General Partner, the General Partner became the holder of the Units previously acquired by CBM Two. Therefore, as of December 31, 1998, the General Partner owns a total of 21.5 Units representing a 1.39% limited partnership interest in the Partnership.

Pursuant to the terms of the operating agreement of CBM Two LLC, Rockledge, as the holder of the 99% non-voting member interest in CBM Two LLC, has been granted the sole power to direct the exercise by CBM Two LLC of all voting rights and other rights as owner with respect to all capital stock of any corporation that is owned, directly or indirectly, by the Partnership. The Partnership owns the Hotels through Associates, in which the Partnership is a 98% limited partner and a 1% general partner, and through Courtyard II Associates Management Corporation, the 1% managing general partner of Associates. As a result of the provisions of the operating agreement of CBM Two LLC, Host LP has no right to direct the exercise by CBM Two LLC of voting or other rights with respect to the shares of Courtyard II Associates Management Corporation (and thus has no right to direct or control the affairs of Associates).

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

Working Capital and Supplies

Pursuant to the terms of the  Partnership's  management  agreement  discussed in
Note 7, the Partnership is required to provide the Manager with working capital and supplies to meet the operating needs of the Hotels. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon the termination of the management agreement, the Manager is required to convert working capital and supplies into cash and return it to the Partnership. As a result of these conditions, the individual components of working capital and supplies controlled by the Manager are not reflected in the accompanying consolidated balance sheet.

Revenues and Expenses

Revenues primarily represent the gross revenues generated by the Partnership's Hotels.

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

The Partnership considered the impact of EITF 97-2 on its consolidated financial statements and determined that EITF 97-2 requires the Partnership to include property-level revenues and operating expenses of its Hotels in its consolidated statement of operations. The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying consolidated statement of operations. Application of EITF 97-2 to the consolidated financial statements for the fiscal years ended December 31, 1998, 1997 and 1996 increased both revenues and operating expenses by approximately $141.4 million, $133.8 million and $130.5 million, respectively, and had no impact on operating profit or net income.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                           Buildings and improvements              40 years
                           Leasehold improvements                  40 years
                           Furniture and equipment               4-10 years

Certain property and equipment is pledged to secure the Certificates/Mortgage Loan described in Note 5.

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value less selling costs. There was no such adjustment required at December 31, 1998 or 1997.

Deferred Financing Costs

From 1995 to 1997,  the  Partnership  paid a total of  $18,858,000  in financing  costs related to the Senior Notes and the  Certificates  discussed in
Note 5. Financing costs are amortized using the straight-line method, which approximates the effective interest rate method, over the remaining life of the respective mortgage debt. At December 31, 1998 and 1997, accumulated amortization of financing costs totaled $4,596,000 and $3,025,000, respectively.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Restricted Cash Reserves

The Partnership was required to establish certain reserves pursuant to the terms of the mortgage debt as described in Note 5. The balances in those reserves as of December 31 are as follows (in thousands):

                                                       1998            1997
                                                     -----------    --------
Debt service reserve.................................$     6,848    $     6,848
Real estate tax and insurance reserve................      5,406          4,289
Working capital reserve..............................      5,000          2,075
                                                     -----------    -----------
                                                     $    17,254    $    13,212
                                                     ===========    ===========

Ground Rent

The land leases with MII or affiliates of MII (see Note 6) include scheduled increases in minimum rents per property. These scheduled rent increases, which are included in minimum lease payments, are being recognized by the Partnership on a straight-line basis over the lease terms of approximately 80 years. The adjustment included in ground rent expense and Due to Marriott International, Inc. and affiliates to reflect minimum lease payments on a straight-line basis for 1998, 1997 and 1996 totaled $119,000 per year.

Income Taxes

Provision for Federal taxes has not been made in the accompanying consolidated financial statements since the Partnership does not pay income taxes, but rather, allocates its profits and losses to the individual Partners. Significant differences exist between the net income for financial reporting purposes and the net income reported in the Partnership's tax return. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets, difference in the timing of recognition of certain fees and straight-line rent adjustments. As a result of these differences, the excess of the net Partnership liabilities reported in the accompanying consolidated financial statements over the tax basis in the net Partnership liabilities was $5,128,000 and $7,196,000, respectively as of December 31, 1998 and 1997.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 1998 presentation.

NOTE 3.           PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                     1998              1997
                                                   -------------    ---------
Land...............................................$    25,392      $  25,392
Leasehold improvements.............................    456,936        442,226
Building and improvements..........................     85,448         87,546
Furniture and equipment............................    178,748        155,250
                                                   -------------    ---------
                                                       746,524        710,414
Less accumulated depreciation......................   (282,874       (254,979)
                                                   -------------    ---------
                                                  $    463,650     $  455,435
                                                  =============    ==========

NOTE 4.           ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.

                                                                  As of December 31, 1998          As of December 31, 1997
                                                                --------------------------       -------------------------
                                                                                 Estimated                            Estimated
                                                                  Carrying         Fair            Carrying         Fair
                                                                   Amount          Value            Amount          Value
                                                                      (in thousands)                   (in thousands)

Debt............................................................$   498,624     $  518,289       $   512,955    $   544,000
Management fees due to Courtyard
   Management Corporation.......................................$    34,414     $   18,735       $    34,829    $    22,000



The 1998 and 1997 estimated fair value of debt obligations were based on the quoted market prices at December 31, 1998 and 1997, respectively. Management fees due to the Manager are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.


NOTE 5.           MORTGAGE DEBT

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

The terms of the Senior Notes include requirements of the Partnership to establish and fund a debt service reserve account in an amount equal to one six-month interest payment on the Senior Notes ($6,848,000 which is included as restricted cash on the accompanying consolidated balance sheets at December 31, 1998 and 1997) and to maintain certain levels of excess cash flow, as defined. In the event the Partnership fails to maintain the required level of excess cash flow, the Partnership will be required to (i) suspend distributions to its partners and other restricted payments, as defined, (ii) to fund a separate supplemental debt service reserve account (the "Supplemental Debt Service Reserve") in an amount up to two six-month interest payments on the Senior Notes and (iii) if such failure were to continue, to offer to purchase a portion of the Senior Notes at par.

The Senior Notes are not redeemable prior to February 1, 2001. Thereafter, the Senior Notes may be redeemed, at the option of the Partnership, at a premium declining to par in 2004. The premium is 5.375% for 2001, 3.583% for 2002 and 1.792% for 2003. The Senior Notes are non-recourse to the Partnership and its partners.

In connection with the Host Marriott's conversion to a REIT, a change of control occurred when Host Marriott through Host LP ceased to own, directly or indirectly, all of the outstanding equity interest of the sole general partner of the Partnership. Although such a change of control has occurred, Host REIT continues to own, indirectly, a substantial majority of the economic interest in CBM Two LLC, the current General Partner of the Partnership and, through Host LP, has certain voting rights with respect to CBM Two LLC.

The change in control described above resulted in a "Change in Control" under the indenture governing the Senior Notes. As a result, in accordance with the terms of the Indenture, Host LP commenced a tender offer for the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to February 18, 1999. The tender offer was commenced on January 14, 1999 and expired on February 12, 1999. No Senior Notes were tendered to Host LP in connection with the tender offer.

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

                                       Initial Certificate     Pass-Through
                      Class                  Balance                 Rate
              -------------------     --------------------    -----------
                    Class A-1         $         45,500,000          7.550%
                    Class A-2         $         50,000,000          6.880%
                 Class A-3P & I       $        129,500,000          7.080%
                   Class A-3IO              Not Applicable          0.933%
                     Class B          $         75,000,000          7.480%
                     Class C          $        100,000,000          7.860%
                     Class D          $         10,200,000          8.645%

The Class A-3IO Certificates receive payments of interest only based on a notional balance equal to the Class A-3P & I Certificate balance.

The balances of the Certificates were $371.2 million and $385.5 million at December 31, 1998 and 1997, respectively. Principal amortization of $14.3 million and $13.3 million of the Class A-1 Certificates were made during 1998 and 1997, respectively. The weighted average interest rate on the Certificates was 7.8% for 1998 and 1997, and the average interest rates were 7.8% at December 31, 1998 and 1997.

The Certificates/Mortgage Loan maturities are as follows (in thousands):

                    1999                  $      15,443
                    2000                         16,642
                    2001                         17,934
                    2002                         19,326
                    2003                         20,827
                 Thereafter                     281,052
                                          $     371,224

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

Operating profit from the Hotels in excess of debt service on the Mortgage Loan is available to be distributed to the Partnership. Amounts distributed to the Partnership are used for the following, in order of priority: (i) for debt service on the Senior Notes, (ii) to fund the Supplemental Debt Service Reserve, if necessary, (iii) to offer to purchase a portion of the Senior Notes at par, if necessary, (iv) for working capital as discussed in Note 7 and (v) for distributions to the partners of the Partnership. The net assets (all of which are restricted) of Associates was $87.3 million and $81.0 million as of December 31, 1998 and 1997, respectively.

Prepayments of the Mortgage Loan are permitted with the payment of a premium (the "Prepayment Premium"). The Prepayment Premium is equal to the greater of
(i) one percent of the Mortgage Loan being prepaid or (ii) a yield maintenance amount based on a spread of .25% or .55% over the U.S. treasury rate, as defined.

Pursuant to the terms of the Certificate/Mortgage Loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of MII is downgraded by Standard and Poor's Rating Services. The Manager, Courtyard Management Corporation, is a wholly-owned subsidiary of MII. In March 1997, MII acquired the Renaissance Hotel Group N.V.. The assumption of additional debt associated with this transaction resulted in a single downgrade of MII's long term - Senior unsecured debt, effective April 1, 1997. As a result, the Partnership transferred $10.3 million into the required reserve accounts prior to December 31, 1997. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

NOTE 6.           LEASES

The land on which 53 of the Hotels are located is leased from affiliates of MII. In addition, eight of the Hotels are located on land leased from third parties. The land leases have remaining terms (including all renewal options) expiring between the years 2024 and 2068. The MII land leases and the third party land leases provide for rent based on specific percentages (from 2% to 15%) of certain revenue categories subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. The Partnerships also rents certain equipment for use in the Hotels.

In connection with the refinancing, the Partnership, as lessee, transferred it rights and obligations pursuant to the 53 ground leases with affiliates of MII and affiliates to Associates. Additionally, affiliates of MII agreed to defer receipt of their ground lease payments to the extent that the Partnership or Associates has insufficient funds for debt service payments on the Senior Notes and the Mortgage Loan.

Minimum future rental payments during the term of these operating leases are as follows (in thousands):

                                                                 Telephone
                              Lease           Land          Equipment and Other
                              Year           Leases               Leases
                           -----------    -----------     --------------
                              1999        $     9,230         $         490
                              2000              9,230                   361
                              2001              9,230                   187
                              2002              9,230                   132
                              2003              9,230                    96
                           Thereafter         523,753                    --
                                          -----------         -------------
                                          $   569,903         $       1,266
                                          ===========         =============

Total rent expense on land leases was $12,921,000 for 1998, $12,480,000 for 1997 and $11,899,000 for 1996.

NOTE 7.           MANAGEMENT AGREEMENT

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

Management Fees

The Management Agreement provides for annual payments of (i) the base management fee equal to 3.5% of gross revenues from the Hotels, (ii) the Courtyard management fee equal to 2.5% of gross revenues from the Hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined (20% of operating profit after the Partners have received refinancing proceeds equal to 50% of the excess of (a) $154,736,842 over (b) cumulative distributions of adjusted sale proceeds (the "First Equity Refinancing")).

Deferral Provisions

Due to the refinancing, beginning in 1996, one percent of the Courtyard management fee is deferred through maturity of the Senior Notes and the Mortgage Loan to the extent that the Partnership or Associates has insufficient funds for debt service payments on the Senior Notes and the Mortgage Loan. Previously, the entire Courtyard management fee was subordinate to debt service.

To the extent any Courtyard management fee, base management fee or incentive management fee is deferred, it will be added to deferred management fees. Deferred management fees accrue without interest, and will be payable out of 50% of available cash flow after payment of certain priorities as discussed below.

The priority return to the Partnership, as defined, was reduced from 10% of invested capital to 7% in 1996, 8% in 1997, 9% in 1998 and then returning to 10% for 1999 and thereafter. Operating profit from the Hotels (which reflects the deduction of the base and Courtyard management fees and MII ground rent) will be used to pay the following, in order of priority: (i) debt service on the Senior Notes and Mortgage Loan, (ii) to repay working capital loans to the Manager,
(iii) to repay deferred ground rent to MII and their affiliates, (iv) to repay ground lease advances to MII and their affiliates, (v) the priority return to the Partnership which was 9%, 8% and 7% of invested capital for 1998, 1997 and 1996, respectively, (vi) eighty percent of the remaining operating profit is applied to the payment of current incentive management fees, (vii) to repay advances to the Partnership, (viii) to repay foreclosure avoidance advances to the Manager and (ix) fifty percent of the remaining operating profit to repay deferred management fees to the Manager and fifty percent of remaining operating profit is paid to the Partnership.

During 1998 and 1997, $415,000 and $1,613,000, respectively, of deferred incentive management fees were paid. Deferred incentive management fees were $4,169,000 and $4,584,000 as of December 31, 1998 and 1997, respectively.
Deferred Courtyard management fees totaled $22,341,000 as of December 31, 1998 and 1997. Deferred base management fees as of December 31, 1998 and 1997 were $7,904,000.

Chain Services

The Manager is required to furnish certain services ("Chain Services") which are furnished generally on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. In addition, the Hotels participate in MII's Marriott Reward Program ("MRP"). The costs of this program are charged to all hotels in the full-service, Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott systems based upon the MRP revenues at each Hotel. Chain Services and MRP costs charged to the partnership under the Management Agreement were $11,673,000 in 1998 and $10,257,000 in 1997. The total amount of Chain Services was $9,474,000 in 1996.

Working Capital

The Partnership is required to provide the Manager with working capital and fixed asset supplies to meet the operating needs of the Hotels. The refinancing required certain enhancements to the cash management system of the Manager such that additional working capital may be required for the operation of the Hotels. Therefore, on January 24, 1996, the Partnership, Associates and the Manager entered into a Working Capital Maintenance Agreement (the "Working Capital Agreement") and the Partnership advanced $2,500,000 to the Manager as additional working capital for the operation of the Hotels. In 1998, this $2,500,000 was returned to the Partnership. Upon termination of the Management Agreement, the working capital and supplies will be returned to the Partnership. As of December 31, 1998 and 1997, the working capital balance was $6,261,000 and $8,761,000, respectively. The 1998 balance includes the $8,846,000 originally advanced and $2,500,000 advanced on January 24, 1996 less the $2,585,000 of excess working capital returned to the Partnership in 1991 and the $2,500,000 returned to the Partnership in 1998. At December 31, 1998 and 1997, accumulated depreciation related to the supplies totaled $2,060,000.

In addition, the Working Capital Agreement required that the Partnership reserve $2 million by February 1, 1997 and an additional $3 million by February 1, 1998 (the "Working Capital Reserve"). The $3 million and $2 million were reserved on February 2, 1998 and January 31, 1997, respectively. The Working Capital Reserve will be available for payment of hotel operating expenses in the event that there is a further downgrade in the long-term senior unsecurred debt of MII to a level below the rating which was effective April 1, 1997.

The obligation to fund the amounts required by the Working Capital Agreement is subordinate to debt service on the Senior Notes and the Mortgage Loan.

Property Improvement Funds

The Management Agreement provides for the establishment of a repairs and equipment reserve (property improvement fund) for the Hotels. The funding of this reserve is based on a percentage of gross Hotel revenues. The contribution to the property improvement fund has been established at 5% for all Hotels and may be increased, at the option of the Manager, to 6% of gross Hotel revenues in 2001.

NOTE 8.           ENVIRONMENTAL CONTINGENCY

Based upon a study completed in December 1995, the Partnership has become aware of environmental contamination at one of its fee-owned properties, the Deerfield Hotel, caused by the previous use of the site as a landfill and not caused by the Partnership. The property represents less than 2% of the Partnership's total assets and revenues as of December 31, 1998 and for the year ended, respectively. The Partnership is unable to determine the need for remediation, its potential responsibility, if any, for remediation and the extent of the Partnership's possible liability for any remediation costs. There can be no assurance that the Partnership will not have liability with respect to remediation of contamination at that site. The Partnership does not believe that any of the environmental matters are likely to have a material adverse effect on the business and operations of the Partnership.

                                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE PARTNERS OF COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheet of Courtyard II Associates, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1998 and the statement of changes in partners' capital for the years ended December 31, 1998 and 1997 and for the period from January 24, 1996 to December 31, 1996. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Courtyard II Associates, L.P. and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, Courtyard II Associates, L.P. has given retroactive effect to the change to include property-level revenues and operating expenses of its hotels in the consolidated statement of operations.


                                                            ARTHUR ANDERSEN LLP



Washington, D.C.
March 15, 1999





                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                      Courtyard II Associates, L.P. and Subsidiaries
                                   For the Years Ended December 31, 1998, 1997 and 1996
                                                      (in thousands)



                                                                                1998             1997              1996
                                                                           -------------     -------------    ---------
HOTEL REVENUES
     Rooms.................................................................$     258,099     $     248,012    $     235,861
     Food and beverage.....................................................       17,219            17,436           18,227
     Other.................................................................        8,933             9,573            9,619
                                                                           -------------     -------------    -------------
       Total hotel revenues................................................      284,251           275,021          263,707
                                                                           -------------     -------------    -------------

OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms.................................................................       55,962            52,404           50,653
     Food and beverage.....................................................       14,991            15,145           16,073
     Other department costs and expenses...................................        2,928             2,943            2,583
     Selling, administrative and other.....................................       67,517            63,299           61,216
                                                                           -------------     -------------    -------------
       Total hotel property-level costs and expenses.......................      141,398           133,791          130,525
   Depreciation ...........................................................       27,895            28,131           27,062
   Base and Courtyard management fees......................................       17,055            16,501           15,822
   Ground rent.............................................................       12,921            12,480           11,899
   Incentive management fee................................................       12,895            12,878           12,040
   Property taxes..........................................................       10,914             9,938            9,537
   Insurance and other.....................................................        1,785             1,961            2,468
                                                                           -------------     -------------    -------------
                                                                                 224,863           215,680          209,353
                                                                           -------------     -------------    -------------

OPERATING PROFIT...........................................................       59,388            59,341           54,354
   Interest expense........................................................      (30,517)          (31,575)        (32,463)
   Interest income.........................................................        1,981             2,008            2,178
                                                                           -------------     -------------    -------------

NET INCOME BEFORE MINORITY INTEREST........................................       30,852            29,774           24,069

MINORITY INTEREST..........................................................           11                12                8
                                                                           -------------     -------------    -------------

NET INCOME.................................................................$      30,841     $      29,762    $      24,061
                                                                           =============     =============    =============

ALLOCATION OF NET INCOME
   General Partners........................................................$         617     $         595    $         481
   Limited Partner.........................................................       30,224            29,167           23,580
                                                                           -------------     -------------    -------------
                                                                           $      30,841     $      29,762    $      24,061
                                                                           =============     =============    =============







                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.




                                                CONSOLIDATED BALANCE SHEET
                                      Courtyard II Associates, L.P. and Subsidiaries
                                                December 31, 1998 and 1997
                                                      (in thousands)



                                                                                                 1998              1997
                                                                                             -------------    ---------
ASSETS
   Property and equipment, net...............................................................$    463,650     $     455,435
   Deferred financing costs, net of accumulated amortization.................................      10,033            11,139
   Due from Courtyard Management Corporation.................................................       8,739            11,318
   Other assets..............................................................................          66                27
   Property improvement fund.................................................................       6,466            27,200
   Restricted cash...........................................................................       5,407             4,289
   Cash and cash equivalents.................................................................      11,933             5,688
                                                                                             ------------     -------------

                                                                                             $    506,294     $     515,096
                                                                                             ============     =============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Mortgage debt.............................................................................$    371,224     $     385,555
   Management fees due to Courtyard Management Corporation...................................      34,414            34,829
   Due to Marriott International, Inc. and affiliates........................................       8,931             9,050
   Accounts payable and accrued liabilities..................................................       4,347             4,660
                                                                                             ------------     -------------

         Total Liabilities...................................................................     418,916           434,094

MINORITY INTEREST............................................................................          31                20
                                                                                             ------------     -------------

                                                                                                  418,947           434,114
                                                                                             ------------     -------------

PARTNERS' CAPITAL (See discussion of distribution restrictions in Note 2)
   General Partners..........................................................................       1,760             1,621
   Limited Partner...........................................................................      85,587            79,361
                                                                                             ------------     -------------

         Total Partners' Capital.............................................................      87,347            80,982
                                                                                             ------------     -------------

                                                                                             $    506,294     $     515,096
                                                                                             ============     =============










                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.




                                                 CONSOLIDATED STATEMENT OF
                                               CHANGES IN PARTNERS' CAPITAL
                                      Courtyard II Associates, L.P. and Subsidiaries
                                      For the Years Ended December 31, 1998 and 1997
                              and the Period from January 24, 1996 through December 31, 1996
                                                      (in thousands)



                                                                                General        Limited
                                                                               Partners        Partner          Total

Initial capitalization as of January 24, 1996                                  $    1,489     $   72,938    $    74,427

   Capital distributions.....................................................       (348)        (17,030)       (17,378)

   Net income................................................................        481          23,580         24,061
                                                                             -----------     -----------    -----------

Balance, December 31, 1996...................................................      1,622          79,488         81,110

   Capital distributions.....................................................       (596)        (29,294)       (29,890)

   Net income................................................................        595          29,167         29,762
                                                                             -----------     -----------    -----------

Balance, December 31, 1997...................................................      1,621          79,361         80,982

   Capital distributions.....................................................       (478)        (23,998)       (24,476)

   Net income................................................................        617          30,224         30,841
                                                                             -----------     -----------    -----------

Balance, December 31, 1998...................................................$     1,760     $    85,587    $    87,347
                                                                             ===========     ===========    ===========



















                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.





                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                      Courtyard II Associates, L.P. and Subsidiaries
                                   For the Years Ended December 31, 1998, 1997 and 1996
                                                      (in thousands)


                                                                                     1998            1997           1996
                                                                                  -----------    -----------    --------
OPERATING ACTIVITIES
   Net income.....................................................................$    30,841    $    29,762    $    24,061
   Noncash items:
     Depreciation.................................................................     27,895         28,131         27,062
     Amortization of deferred financing costs as interest.........................      1,106          1,105          1,195
     Deferred management fees.....................................................         --             --            633
     Minority Interest............................................................         11             12              8
   Changes in operating accounts:
     Due from Courtyard Management Corporation....................................         79          1,997        (3,737)
     Management fees due to Courtyard Management Corporation......................       (415)        (1,613)          --
     Accounts payable and accrued liabilities.....................................     (1,565)        (1,030)       (2,309)
     Due to Host Marriott Corporation.............................................        (32)            15          (798)
     Prepaid expenses.............................................................          8              1           (28)
                                                                                  -----------    -----------    ----------

         Cash provided by operations..............................................     57,928         58,380         46,087
                                                                                  -----------    -----------    -----------

INVESTING ACTIVITIES
   Additions to property and equipment, net.......................................    (36,110)       (24,879)      (11,269)
   Change in property improvement fund............................................     20,734          9,382        (3,484)
   Working capital returned by/(advanced to) Courtyard Management Corporation.....      2,500             --        (2,500)
                                                                                 ------------     ----------     ---------

         Cash used in investing activities........................................    (12,876)       (15,497)      (17,253)
                                                                                  -----------    -----------    ----------

FINANCING ACTIVITIES
   Capital distributions..........................................................    (24,476)       (29,890)      (17,378)
   Repayment of principal.........................................................    (14,331)       (13,298)      (11,347)
   Payment of financing costs.....................................................         --             (9)      (10,627)
   Repayments of debt.............................................................         --             --      (410,200)
   Proceeds from issuance of debt.................................................         --             --        410,200
   Investment in and net advances to (from) Associates............................        --             --          16,520
                                                                                       -----          -----          ------

         Cash used in financing activities........................................    (38,807)       (43,197)      (22,832)
                                                                                  -----------    -----------    ----------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                   $    6,245     $     (314)       $6,002

CASH AND CASH EQUIVALENTS at beginning of year....................................      5,688          6,002             --
                                                                                  -----------    -----------    -----------

CASH AND CASH EQUIVALENTS at end of year..........................................$    11,933    $     5,688    $     6,002
                                                                                  ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage and other interest......................................$    29,412    $    30,469    $    33,978
                                                                                  ===========    ===========    ===========



                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Courtyard II Associates, L.P. and Subsidiaries
                                                December 31, 1998 and 1997


NOTE 1.           THE PARTNERSHIP

Description

Courtyard II Associates, L.P. and Subsidiaries ("Associates"), a Delaware limited partnership, was formed December 22, 1995. Substantially all of the assets of Associates were contributed to Associates by Courtyard by Marriott II Limited Partnership (the "Partnership") on January 24, 1996, in connection with the Partnership's refinancing (see Note 5). The managing general partner of Associates is Courtyard II Associates Management Corporation (a wholly-owned subsidiary of the Partnership) with a 1% interest and the Partnership owns a 1% general partner interest and a 98% limited partner interest. CBM Funding Corporation ("CBM Funding") a wholly-owned subsidiary of Associates, was formed on December 29, 1995, to make a mortgage loan to Associates in connection with the refinancing (see Note 5). Associates directly owns 69 Courtyard hotels and the land on which certain of the Hotels, as defined below, are located. One hotel located in Deerfield, Illinois (the "Deerfield Hotel"), is owned by CBM Associates II LLC ("Associates II"). Associates hold a 99% membership interest in Associates II and Courtyard II Associates Management Corporation holds the remaining 1% interest in Associates II. The 70 hotel properties (the "Hotels") are located in 29 states in the United States: nine in Illinois; eight in California; five in Florida; four in Georgia; four in Texas; and three or less in each of the other 24 states. The Hotels are managed as part of the Courtyard by Marriott hotel system by Courtyard Management Corporation (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII").

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

On January 24, 1996, Associates consummated the offering of $410,200,000 of multi-class mortgage pass-through certificates (the "Certificates"), the net proceeds of which were used to repay certain obligations of the Partnership. The accompanying consolidated financial statements present the pushed- down effects of the debt which was repaid with the proceeds of the offering as discussed in
Note 5.

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

such distributions are restricted only upon a monetary event of default under the Mortgage Loan, as defined in Note 5. The Partnership has no other source of cash flow other than distributions from Associates.

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

Working Capital and Supplies

Pursuant to the terms of Associates management agreement discussed in Note 7, Associates is required to provide the Manager with working capital and supplies to meet the operating needs of the Hotels. The Manager converts cash advanced by Associates into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon the termination of the management agreement, the Manager is required to convert working capital and supplies into cash and return it to Associates. As a result of these conditions, the individual components of working capital and supplies controlled by the Manager are not reflected in the accompanying consolidated balance sheet.

Revenues and Expenses

Revenues primarily represent the gross revenues generated by Associates' Hotels.

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

Associates  considered  the  impact of EITF 97-2 on its  consolidated  financial statements and determined that EITF 97-2 requires Associates to include property-level revenues and operating expenses of its Hotels in its consolidated statement of operations. Associates has given retroactive effect to the adoption of EITF 97-2 in the accompanying consolidated statement of operations. Application of EITF 97-2 to the financial statements for the fiscal years ended December 31, 1998, 1997 and 1996 increased both revenues and operating expenses by approximately $141.4 million, $133.8 million and $130.5 million, respectively, and had no impact on operating profit or net income.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                           Buildings and improvements              40 years
                           Leasehold improvements                  40 years
                           Furniture and equipment               4-10 years

Certain property and equipment is pledged to secure the Certificates/Mortgage Loan described in Note 5.

Associates assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties on an individual hotel basis will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value. There was no such adjustment required at December 31, 1998 or 1997.

Deferred Financing Costs

Financing costs are amortized using the straight-line method, which approximates the effective interest rate method, over the remaining life of the respective mortgage debt At December 31, 1998 and 1997, accumulated amortization related to the Certificates, as defined in Note 5, were $3,234,000 and $2,128,000, respectively.

Cash and Cash Equivalents

Associates considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Restricted Cash

Restricted cash represents the real estate tax and insurance reserve established pursuant to the terms of the Certificates/Mortgage Loan as described in Note 5.

Ground Rent

The land leases with MII or affiliates of MII (see Note 6) include scheduled increases in minimum rents per property. These scheduled rent increases, which are included in minimum lease payments, are being recognized by Associates on a straight-line basis over the lease terms of approximately 80 years. The adjustment included in ground rent expense and Due to Marriott International, Inc. and affiliates to reflect minimum lease payments on a straight-line basis for 1998, 1997 and 1996 totaled $119,000 per year.

Income Taxes

Provision for Federal taxes has not been made in the accompanying consolidated financial statements since Associates does not pay income taxes, but rather, allocates its profits and losses to the individual partners. Significant differences exist between the net income for financial reporting purposes and the net income reported in the Partnership's tax return. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets, difference in the timing of recognition of certain fees and straight-line rent adjustments. As a result of these differences, the excess of the net Partnership liabilities reported in the accompanying consolidated financial statements over the tax basis in the net Partnership liabilities was $5,600,000 and $7,505,000, respectively as of December 31, 1998 and 1997.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 1998 presentation.

NOTE 3.           PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                       1998              1997
                                                   -------------    ---------
Land.............................................$      25,392    $      25,392
Leasehold improvements...........................      456,936          442,226
Building and improvements........................       85,448           87,546
Furniture and equipment..........................      178,748          155,250
                                                  -------------    -------------
                                                       746,524          710,414
Less accumulated depreciation....................     (282,874)       (254,979)
                                                  -------------    ------------
                                                 $     463,650    $     455,435
                                                 =============    =============



NOTE 4.           ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

                                                                 As of December 31, 1998          As of December 31, 1997
                                                              ----------------------------     --------------------------
                                                                                  Estimated                        Estimated
                                                                 Carrying         Fair           Carrying          Fair
                                                                  Amount          Value           Amount           Value
Mortgage debt.................................................$     371,224  $     386,430     $     385,555  $     402,358
Management fees due to Courtyard
   Management Corporation.....................................$      34,414  $      18,735     $      34,829  $      22,000

     The 1998 and 1997 estimated fair value of debt obligations were based on the quoted market prices at December 31, 1998 and 1997, respectively.
     Management fees due to the Manager are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.



NOTE 5.           MORTGAGE DEBT

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

                                        Initial Certificate     Pass-Through
                         Class                Balance                Rate
                  ------------------    ------------------    -----------
                       Class A-1      $         45,500,000          7.550%
                       Class A-2      $         50,000,000          6.880%
                    Class A-3P & I    $        129,500,000          7.080%
                      Class A-3IO           Not Applicable          0.933%
                        Class B       $         75,000,000          7.480%
                        Class C       $        100,000,000          7.860%
                        Class D       $         10,200,000          8.645%

The Class A-3IO Certificates receive payments of interest only based on a notional balance equal to the Class A-3P & I Certificate balance.

The balances of the Certificates were $371.2 million and $385.5 million at December 31, 1998 and 1997, respectively. Principal amortizations of $14.3 million and $13.3 million of the Class A-1 Certificates were made during 1998 and 1997, respectively. The weighted average interest rate for the Certificates was 7.8% for 1998 and 1997 and the average interest rates were 7.8% at December 31, 1998 and 1997.

The Certificates maturities are as follows (in thousands):

                      1999                  $       15,443
                      2000                          16,642
                      2001                          17,934
                      2002                          19,326
                      2003                          20,827
                   Thereafter                      281,052
                                            $      371,224

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

Pursuant to the terms of the Certificate/Mortgage Loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of MII is downgraded by Standard and Poor's Rating Services. The Manager, Courtyard Management Corporation, is a wholly-owned subsidiary of MII. In March 1997, MII acquired the Renaissance Hotel Group N.V. The assumption of additional debt associated with this transaction resulted in a single downgrade of MII's long term - senior unsecured debt, effective April 1, 1997. As a result, the Partnership transferred $10.3 million into the required reserve accounts prior to December 31, 1997. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying balance sheet.

NOTE 6.           LEASES

The land on which 53 of the Hotels are located is leased from MII or affiliates of MII. In addition, eight of the Hotels are located on land leased from third parties. The land leases have remaining terms (including all renewal options) expiring between the years 2024 and 2068. The MII land leases and the third party land leases provide for rent based on specific percentages (from 2% to 15%) of certain revenue categories subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. The Partnership also rents certain equipment for use in the Hotels.

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

Minimum future rental payments during the term of these operating leases are as follows (in thousands):

                                                                 Telephone
                             Lease            Land          Equipment and Other
                             Year            Leases               Leases
                         -------------    -----------     --------------
                             1999               9,230         $         490
                             2000               9,230                   361
                             2001               9,230                   187
                             2002               9,230                   132
                             2003               9,230                    96
                          Thereafter          523,753                     --

                                          $   569,903         $       1,266
                                          ===========         =============

Total rent expense on land leases was $12,921,000 for 1998, $12,480,000 for 1997 and $11,899,000 for 1996.

NOTE 7.           MANAGEMENT AGREEMENT

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

Management Fees

The Management Agreement provides for annual payments of (i) the base management fee equal to 3.5% of gross revenues from the Hotels, (ii) the Courtyard management fee equal to 2.5% of gross revenues from the Hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined (20% of operating profit after the partners have received refinancing proceeds equal to 50% of the excess of (a) $154,736,842 over (b) cumulative distributions of adjusted sale proceeds (the "First Equity Refinancing")).

Deferral Provisions

Due to the refinancing, beginning in 1996, one percent of the Courtyard management fee is deferred through maturity of the Senior Notes and the Mortgage Loan to the extent that the Partnership or Associates has insufficient funds for debt service payments on the Senior Notes and the Mortgage Loan. Previously, the entire Courtyard management fee was subordinate to debt service.

To the extent any Courtyard management fee, base management fee or incentive management fee is deferred, it will be added to deferred management fees. Deferred management fees accrue without interest, and will be payable out of 50% of available cash flow after payment of certain priorities as discussed below.

The priority return to the Partnership, as defined, was reduced from 10% of invested capital to 7% in 1996, 8% in 1997, 9% in 1998 and then returning to 10% for 1999 and thereafter. Operating profit from the Hotels (which reflects the deduction of the base and Courtyard management fees and MII ground rent) will be used to pay the following, in order of priority: (i) debt service on the Senior Notes and Mortgage Loan, (ii) to repay working capital loans to the Manager,
(iii) to repay deferred ground rent to MII and their affiliates, (iv) to repay ground lease advances to MII and their affiliates, (v) the priority return to the Partnership which was 9%, 8% and 7% of invested capital for 1998, 1997 and 1996, respectively, (vi) eighty percent of the remaining operating profit is applied to the payment of current incentive management fees, (vii) to repay advances to the Partnership, (viii) to repay foreclosure avoidance advances to the Manager and (ix) fifty percent of the remaining operating profit to repay deferred management fees to the Manager and fifty percent of remaining operating profit is paid to the Partnership.

During 1998 and 1997, $415,000 and $1,613,000, respectively, of deferred incentive management fees were paid. Deferred incentive management fees were $4,169,000 and $4,584,000 as of December 31, 1998 and 1997, respectively.
Deferred Courtyard management fees totaled $22,341,000 as of December 31, 1998 and 1997. Deferred base management fees as of December 31, 1998 and 1997 were $7,904,000.

Chain Services

The Manager is required to furnish certain services ("Chain Services") which are furnished generally on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. In addition, the Hotels participate in MII's Marriott Reward Program ("MRP"). The costs of this program are charged to all hotels in the full-service, Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott systems based upon the MRP revenues at each Hotel. Chain Services and MRP costs charged to the partnership under the Management Agreement were $11,673,000 in 1998 and $10,257,000 in 1997. The total amount of Chain Services was $9,474,000 in 1996.

Working Capital

Associates is required to provide the Manager with working capital and fixed asset supplies to meet the operating needs of the Hotels. The refinancing required certain enhancements to the cash management system of the Manager such that additional working capital may be required for the operation of the Hotels. Therefore, on January 24, 1996, the Partnership, Associates and the Manager entered into a working capital maintenance agreement (the "Working Capital Agreement") and advanced $2.5 million to the Manager as additional working capital for the operation of the Hotels. In 1998, this $2.5 million was returned to Associates. Upon termination of the Management Agreement, the working capital and supplies will be returned to Associates. As of December 31, 1998 and 1997, the working capital balance was $6,261,000 and $8,761,000, respectively. The 1998 balance includes the $8,846,000 originally advanced and the $2.5 million advanced on January 24, 1996 less the $2,585,000 of excess working capital returned to the Partnership in 1991 and the $2,500,000 returned to the Partnership in 1998. At December 31, 1998 and 1997, accumulated depreciation related to the supplies totaled $2,060,000.

In addition, the Working Capital Agreement required the Partnership to reserve $2 million by February 1, 1997 and an additional $3 million by February 1, 1998 (the "Working Capital Reserve"). The $3 million and $2 million were reserved by the Partnership on February 2, 1998 and January 31, 1997, respectively. The Working Capital Reserve will be available for payment of hotel operating expenses in the event that ther is a further downgrade in the long-term senior unsecured debt of MII to a level below the rating which was effective April 1, 1997.

The obligation to fund the amounts required by the Working Capital Agreement is subordinate to debt service on the Senior Notes and the Mortgage Loan.

Property Improvement Fund

The Management Agreement provides for the establishment of a repairs and equipment reserve (property improvement fund) for the Hotels. The funding of this reserve is based on a percentage of gross Hotel revenues. The contribution to the property improvement fund has been established at 5% for all Hotels and may be increased, at the option of the Manager, to 6% of gross Hotel revenues in 2001.

NOTE 8.           ENVIRONMENTAL CONTINGENCY

Based upon a study completed in December 1995, Associates has become aware of environmental contamination at one of the fee-owned properties owned by Associates II, the Deerfield Hotel, caused by the previous use of the site as a landfill and not caused by Associates. The property represents less than 2% of Associates' total assets and revenues as of December 31, 1998 and for the year ended, respectively. Associates is unable to determine the need for remediation, its potential responsibility, if any, for remediation and the extent of Associates' possible liability for any remediation costs. There can be no assurance that Associates will not have liability with respect to remediation of contamination at that site. Associates does not believe that any of the environmental matters are likely to have a material adverse effect on its business and operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                                         PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no directors or officers. The business and policy making functions of the Partnership are carried out through the managers and executive officers of CBM Two LLC, the General Partner, who are listed below: Age at Name Current Position December 31, 1998

   Robert E. Parsons, Jr.               President and Manager        43
   Christopher G. Townsend              Executive Vice President,
                                        Secretary and Manager        51
   W. Edward Walter                     Treasurer                    43
   Earla L. Stowe                       Vice President               37

Business Experience

Robert E. Parsons, Jr. joined Host Marriott's Corporate Financial Planning staff in 1981 and was made Assistant Treasurer in 1988. In 1993, Mr. Parsons was elected Senior Vice President and Treasurer of Host Marriott, and in 1995, he was elected Executive Vice President and Chief Financial Officer of Host Marriott. He also serves as a director, manager and officer of numerous Host Marriott subsidiaries.

Christopher G. Townsend joined Host Marriott's Law Department in 1982 as a Senior Attorney. In 1984 he was made Assistant Secretary of Host Marriott. In 1986 he was made an Assistant General Counsel. He was made Senior Vice President, Corporate Secretary and Deputy General Counsel of Host Marriott in 1993. In January 1997, he was made General Counsel of Host Marriott. He also serves as a director, manager and an officer of numerous Host Marriott subsidiaries.

W. Edward Walter joined Host Marriott in 1996 as Senior Vice President -Acquisitions and in 1998 was made Treasurer of Host Marriott. He also serves as a director, manager and officer of numerous Host Marriott subsidiaries. Prior to joining Host Marriott, Mr. Walter was a partner at Trammell Crow Residential Company and President of Bailey Capital Corporation, a real estate firm focusing on tax exempt real estate investments.

Earla L. Stowe joined Host Marriott in 1982 and held various positions in the tax department until 1988. She joined the Partnership Services department as an accountant in 1988 and in 1989 she became an Assistant Manager--Partnership Services. She was promoted to Manager--Partnership Services in 1991, to Director--Asset Management in 1996. Ms. Stowe was promoted to Senior Director - Corporate Accounting in 1998.

ITEM 11.          MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the Management Agreement described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and managers of the General Partner are not required to devote their full time to the performance of such duties. No officer or manager of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or manager does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. For the fiscal years ending December 31, 1998, 1997 and 1996, the Partnership reimbursed CBM Two or CBM Two LLC in the amount of $274,000, $260,000 and $221,000, respectively, for the cost of providing all administrative and other services as general partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions."


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

As of December 31, 1998, Equity Resource Group owned 6.91% of the 1,470 limited partnership Units. No other person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of limited partnership Units. The General Partner owns a total of 21.5 Units representing a 1.39% limited partnership interest in the Partnership.

The executive officers and managers of the General Partner, Host Marriott, MII and their respective affiliates do not own any units as of December 31, 1998.

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

Management Fees

The Management Agreement provides for annual payments of (i) the base management fee equal to 3.5% of gross revenues from the Hotels, (ii) the Courtyard management fee equal to 2.5% of gross revenues from the Hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined (20% of operating profit after the Partners have received refinancing proceeds equal to 50% of the excess of (a) $154,736,842 over (b) cumulative distributions of adjusted sale proceeds (the "First Equity Refinancing").

Deferral Provisions

Due to the refinancing, beginning in 1996, one percent of the Courtyard management fee is deferred through maturity of the Senior Notes and the Mortgage Loan to the extent that the Partnership or Associates has insufficient funds for debt service payments on the Senior Notes and the Mortgage Loan. Previously, the entire Courtyard management fee was subordinate to debt service.

To the extent any Courtyard management fee, base management fee or incentive management fee is deferred, it will be added to deferred management fees. Deferred management fees accrue without interest, and will be payable out of 50% of available cash flow after payment of certain priorities as discussed below.

The priority return to the Partnership, as defined, was reduced from 10% of invested capital to 7% in 1996, 8% in 1997, 9% in 1998 and then returning to 10% for 1999 and thereafter. Operating profit from the Hotels (which reflects the deduction of the base and Courtyard management fees and MII ground rent) will be used to pay the following, in order of priority: (i) debt service on the Senior Notes and Mortgage Loan, (ii) to repay working capital loans to the Manager,
(iii) to repay deferred ground rent to MII and their affiliates, (iv) to repay ground lease advances to MII and their affiliates, (v) the priority return to the Partnership which was 9%, 8% and 7% of invested capital for 1998, 1997 and 1996, respectively, (vi) eighty percent of the remaining operating profit is applied to the payment of current incentive management fees, (vii) to repay advances to the Partnership, (viii) to repay foreclosure avoidance advances to the Manager and (ix) fifty percent of the remaining operating profit after payment of (i) through (viii) to repay deferred management fees to the Manager and the other fifty percent is paid to the Partnership.

During 1998 and 1997, $415,000 and $1,613,000, respectively, of deferred incentive management fees were paid. Deferred incentive management fees were $4,169,000 and $4,584,000 as of December 31, 1998 and 1997, respectively.
Deferred Courtyard management fees totaled $22,341,000 as of December 31, 1998 and 1997. Deferred base management fees totaled $7,904,000 as of December 31, 1998 and 1997.

Chain Services

The Manager is required to furnish certain services ("Chain Services") which are furnished generally on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. In addition, the Hotels participate in MII's Marriott Reward Program ("MRP"). The costs of this program are charged to all hotels in the full-service, Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott systems based upon the MRP revenues at each Hotel. Chain Services and MRP costs charged to the partnership under the Management Agreement were $11,673,000 in 1998 and $10,257,000 in 1997. The total amount of Chain Services was $9,474,000 in 1996.

Working Capital

The Partnership is required to provide the Manager with working capital and fixed asset supplies to meet the operating needs of the Hotels. The refinancing required certain enhancements to the cash management system of the Manager such that additional working capital may be required for the operation of the Hotels. Therefore, on January 24, 1996, the Partnership, Associates and the Manager entered into a working capital maintenance agreement (the "Working Capital Agreement") and the Partnership advanced $2,500,000 to the Manager as additional working capital for the operation of the Hotels. In 1998, this $2,500,000 was returned to the Partnership. Upon termination of the Management Agreement, the working capital and supplies will be returned to the Partnership. As of December 31, 1998 and 1997, the working capital balance was $6,261,000 and $8,761,000, respectively. The 1998 balance includes the $8,846,000 originally advanced and the $2,500,000 advanced on January 24, 1996 less the $2,585,000 of excess working capital returned to the Partnership in 1991 and the $2,500,000 returned to the Partnership in 1998. At December 31, 1998 and 1997, accumulated depreciation related to the supplies totaled $2,060,000.

In addition, the Working Capital Agreement required the Partnership to reserve $2 million by February 1, 1997 and an additional $3 million by February 1, 1998 (the "Working Capital Reserve"). The $3 million and $2 million were reserved on February 2, 1998 and January 31, 1997, respectively. The Working Capital Reserve will be available for payment of hotel operating expenses in the event that there is a further downgrade in the long-term senior unsecured debt of MII to a level below the rating which was effective April 1, 1997.

The obligation to fund the amounts required by the Working Capital Agreement is subordinate to debt service on the Senior Notes and the Mortgage Loan.

Leases

The land on which 53 of the Hotels are located is leased from affiliates of MII. In addition, eight of the Hotels are located on land leased from third parties. The land leases have remaining terms (including all renewal options) expiring between the years 2024 and 2068. The land leases with affiliates of MII and the third party land leases provide for rent based on specific percentages (from 2% to 15%) of certain revenue categories subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. The Partnership also rents certain equipment for use in the Hotels.

In connection with the refinancing, the Partnership, as lessee, transferred it rights and obligations pursuant to the 53 ground leases with affiliates of MII and affiliates to Associates. Additionally, affiliates of MII agreed to defer receipt of their ground lease payments to the extent that the Partnership or Associates has insufficient funds for debt service payments on the Senior Notes and the Mortgage Loan.

Total rent expense on land leases was $12,921,000 for 1998, $12,480,000 for 1997 and $11,899,000 for 1996.

Property Improvement Fund

The Management Agreement provides for the establishment of a repairs and equipment reserve (property improvement fund) for the Hotels. The funding of this reserve is based on a percentage of gross Hotel revenues. The contribution to the property improvement fund has been established initially at 5% for all Hotels and may be increased, at the option of the Manager, to 6% of gross Hotel revenues in 2001.

Payments to MII and Subsidiaries

The following table sets forth the amount paid to MII and affiliates under both the Management Agreement and the ground lease agreements for the years ended December 31, 1998, 1997 and 1996 (in thousands). The table also sets forth accrued but unpaid incentive management fees:

                                           1998            1997           1996
                                        -----------    -----------    --------

Incentive management fee.............$    12,895    $    12,878    $    11,407
Ground rent..........................     10,991         10,628         10,172
Chain services allocation............     11,673         10,257          9,474
Base management fee..................      9,949          9,626          9,230
Courtyard management fee.............      7,106          6,875          6,592
Deferred incentive management fees...        415          1,613             --
                                      -----------    -----------    -----------
                                     $    53,029    $    51,877       $ 46,875
                                     ===========    ===========       ========

Accrued but unpaid fees:
Incentive management fee.............$        --    $        --    $       633
                                      ===========    ===========    ===========

Payments to Host Marriott and Subsidiaries

The following sets forth amounts paid by the Partnership to Host Marriott and its subsidiaries for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                            1998            1997           1996
                                          -----------    -----------    --------

Administrative expenses reimbursed.......$   274    $       260    $       221
Cash distributions (as a limited partner).   148            212            102
Principal and interest on General Partner
loan....................................      --             --          7,508
                                         --------    -----------    -----------
                                         $   422    $       472    $     7,831
                                        ===========  ===========    ===========

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

                  (3)      Exhibits
Exhibit
Number                  Description                                               Page

*3.1 Amended  and  Restated  Partnership  Agreement  of Limited  Partnership  of
     Courtyard  by Marriott II Limited  Partnership  (the  "Partnership")  dated
     October 30, 1987                                                                N/A

*3.2 Amendment  No.  1  to  the  Amended  and  Restated   Agreement  of  Limited
     Partnership of the Partnership                                                  N/A

*3.3 Certificate of Limited Partnership of the Partnership                           N/A

*3.4 Amended and  Restated  Certificate  of  Incorporation  of the  Courtyard II
     Finance Company ("Finance")                                                     N/A

*3.5 By-laws of Finance                                                              N/A

3.6  Agreement  of  Limited   Partnership   of  Courtyard  II   Associates,   L.P.
     ("Associates")   (Incorporated  by  reference  herein  to  Exhibit  3.1  to
     Associates Form S-4 filed with the Commission on March 14, 1996.)               N/A

3.7  Certificate of Limited Partnership of Associates (Incorporated by reference herein to Exhibit 3.2 to Associates  Form S-4 filed with the  Commission on
     March 14, 1996.)                                                                N/A

3.9  By-laws of Funding  (Incorporated  by  reference  herein to Exhibit  3.4 to
     Associates Form S-4 filed with the Commission on March 14, 1996.)               N/A

3.10 Second  Amendment  to  the  Amended  and  Restated   Agreement  of  Limited
     Partnership of the Partnership dated December 28, 1998                          76


*4.1 Indenture  dated as of January 24, 1996 among the  Partnership  and Finance
     and IBJ Schroder Bank & Trust Company (the "Indenture")                         N/A

*4.3 Exchange  and  Registration  Rights  Agreement  dated as of January 24, 1996
     among the Partnership and Finance and Lehman Brothers Inc.                      N/A

*4.4 Intercreditor Agreement dated as of January 24, 1996 among IBJ Schroder Bank
     & Trust  Company,  Bankers Trust  Company,  Marine  Midland Bank (the "CMBS
     Trustee"), the Partnership and Finance, Associates, Courtyard II Associates
     Management Corporation (the "Managing General Partner") and Funding             N/A

*4.5 Trust and Servicing  Agreement  dated as of January 1, 1996 among  Funding,
     Bankers Trust Company and the CMBS Trustee                                      N/A

*4.6 Exchange  and  Registration  Rights  Agreement  dated as of January 24, 1996
     among the Partnership, Associates, Funding and Lehman Brothers Inc.             N/A

*10.1 Amended and Restated  Management  Agreement  dated as of December 30, 1995,
     between  the  Partnership  and  Courtyard   Management   Corporation   (the
     "Manager")                                                                      N/A

*10.2 Management  Agreement dated as of December 30, 1995 between the Partnership
     and the Manager                                                                 N/A

**10.3 Assignment of Lease and Warranty and  Assumption of  Obligations  between
     Marriott  Corporation  and the  Partnership  dated October 30, 1987 for the
     Tampa, FL property. Marriott Hotel Land Leases between Holtsinger, Inc. and
     Bert Chase, Trustee dated June 13, 1968.                                        N/A

**10.4 Assignment of Lease and Warranty and  Assumption of  Obligations  between
     Marriott  Corporation  and the  Partnership  dated  August 12, 1988 for the
     Atlanta-Roswell,  GA property.  Marriott Hotel Land Lease between  Marriott
     Corporation and Roswell Landing Associates dated June 10, 1986.                 N/A

**10.5 Assignment of Lease and Warranty and  Assumption of  Obligations  between
     Marriott  Corporation  and the  Partnership  dated  July  15,  1988 for the
     Norwalk,   CT  property.   Marriott  Hotel  Land  Lease  between   Marriott
     Corporation and Mary E. Fabrizio dated January 6, 1986.                         N/A

**10.6 Assignment of Lease and Warranty and  Assumption of  Obligations  between
     Marriott  Corporation and the  Partnership  dated February 24, 1988 for the
     Fresno, CA property. Marriott Hotel Land Lease between Marriott Corporation and Richard  Erganian,  Miche  Erganian,  Aram Erganian and Aznive Erganian
     dated June 6, 1984.                                                             N/A

**10.7 Assignment of Lease and Warranty and  Assumption of  Obligations  between
     Marriott  Corporation  and the  Partnership  dated  August 12, 1988 for the
     Cupertino,  CA  property.   Marriott  Hotel  Land  Lease  between  Marriott
     Corporation and Vallco Park, Ltd. dated March 31, 1987.                         N/A

**10.8 Marriott  Hotel Land Lease between  Marriott  Corporation  and Pizzagalli
     Investment Company dated September 22, 1986.                                    N/A

**10.9 Assignment of Lease and Warranty and  Assumption of  Obligations  between
     Marriott  Corporation  and  the  Partnership  dated  May 19,  1989  for the
     Charlotte  South  Park,  NC  property.  Marriott  Hotel Land Lease  between
     Marriott Corporation and Queens Properties, Inc. dated January 19, 1987.        N/A

**10.10 Assignment of Lease and Warranty and Assumption of  Obligations  between
     Marriott  Corporation  and the  Partnership  dated January 27, 1989 for the
     Philadelphia/Devon, PA property. Marriott Hotel Land Lease between Marriott
     Corporation and Three  Philadelphia/Devon  Square Associates dated July 15,
     1986.                                                                           N/A



**10.11 Associates  received  an  assignment  from the  Partnership,  which had received an  assignment  from Host  Marriott,  of 15 ground leases for land that
Host  Marriott had  previously  leased from various  affiliates  (the  "Original
Landlords").  The ground leases are identical in all material respects except as to their  assignment  dates to the  Partnership  and the rents due (Exhibit A of each ground lease). The schedule below sets forth the terms of each ground lease not filed which differ from the copy of the example  ground lease  (Hoover,  AL)
which was previously filed with the Commission. In addition, a copy of Exhibit A
was filed for each excluded ground lease.                                            N/A

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

**10.12  Associates  received an assignment  from the  Partnership  of 38 ground leases which the Partnership had entered into with Marriott International, Inc.,
("MII").  The 38 ground leases are identical in all material  respects except as to their  effective  lease  dates and the rents due  (Exhibit  A of each  ground lease).  The schedule  below sets forth the terms of each ground lease not filed which differ from the copy of the example  ground lease  (Huntsville,  AL) which was previously filed with the Commission.  In addition,  a copy of Exhibit A was
filed for each excluded ground lease.                                                N/A

Property                      State          Effective Lease Date
Birmingham/Hoover             AL             10/30/87
Huntsville                    AL             10/30/87
Phoenix/Mesa                  AZ             04/22/88
Phoenix/Metrocenter           AZ             10/01/87
Tucson Airport                AZ             12/30/88
Little Rock                   AR             09/09/88
Bakersfield                   CA             05/30/88
Hacienda Heights              CA             03/30/90
Palm Springs                  CA             12/20/88
Torrance                      CA             12/30/88
Boulder                       CO             11/04/88
Wallingford                   CT             04/24/90
Ft. Myers                     FL             11/04/88
Ft. Lauderdale/Plantation     FL             12/02/88
St. Petersburg                FL             01/26/90
West Palm Beach               FL             02/24/89
Atlanta/Gwinnett Mall         GA             10/30/87
Chicago/Glenview              IL             10/06/89
Chicago/Highland Park         IL             07/15/88
Chicago/Waukegan              IL             08/12/88
Chicago/Wood Dale Park        IL             09/09/88
Kansas City/Overland Park     KS             04/21/89


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

***10.13  Contribution  Agreement  dated  as  of  January  24,  1996  among  the
Partnership, the Managing General Partner and Associates                             N/A

***10.14  Bill of Sale  and  Assignment  and  Assumption  Agreement  dated as of
     January 24, 1996 by the Partnership to Associates                               N/A

*10.15 Assignment and Assumption of Management Agreement dated as of January 24,
     1996 by the Partnership to Associates                                           N/A

***10.16  Contribution  Agreement  dated  as  of  January  24,  1996  among  the
     Partnership,  the Managing  General Partner and Courtyard II Associates LLC
     ("Deerfield LLC")                                                               N/A

***10.17  Bill of Sale  and  Assignment  and  Assumption  Agreement  dated as of
     January 24, 1996 by the Partnership to Deerfield LLC                            N/A

*10.18  Deed to the Courtyard by Marriott  Hotel in  Chicago/Deerfield,  Illinois
     dated as of January 24, 1996 by the Partnership to Deerfield LLC                N/A

*10.19  Assignment and Assumption of Management Agreement dated as of January 24,
     1996 by the Partnership to Deerfield LLC                                        N/A

*10.20 Loan Agreement dated as of January 24, 1996 by and between Associates and
     Funding                                                                         N/A

*10.21 Mortgage Note,  dated as of January 24, 1996, in the principal  amount of
     $410,200,000 by Associates to Funding                                           N/A

*10.22 Security Agreement dated as of January 24, 1996 by and between Associates
     and Funding                                                                     N/A

*10.23 Pledge  Agreement dated as of January 24, 1996 by and between  Associates
     and Funding                                                                     N/A

*10.24 Collateral Assignment of Management Agreement and Subordination Agreement
     dated as of January  24,  1996,  by and among  Associates,  the Manager and
     Funding                                                                         N/A

*10.25  Amendment  of Ground  Leases  dated as of January  24, 1996 by and among
     Associates,  Marriott  International,  Inc.  and  Essex  House  Condominium
     Corporation ("Essex")                                                           N/A

*10.26  Environmental  Indemnity  Agreement  dated  as of  January  24,  1996 by
     Associates and the Managing General Partner for the benefit of Funding          N/A


*10.27 Associates, as mortgagor, and Funding, as mortgagee,  entered into 53 fee and  leasehold  mortgages,  each  dated  as of  January  24,  1996.  The 53 mortgages  are  identical  in  all  material  respects  except  as  to  the underlying  property  to which  they  relate  and,  in  certain  instances, additional parties thereto. The schedule below sets forth the terms of each mortgage  not filed  which  differ  from the copy of the  example  mortgage
     (Birmingham/Hoover, AL) which is filed herewith.                                N/A

Property                           State    Additional Party
Birmingham/Hoover                   AL       Essex
Huntsville                          AL       MII
Phoenix/Mesa                        AZ       MII
Phoenix/Metrocenter                 AZ       MII
Tucson Airport                      AZ       MII
Little Rock                         AR       MII
Bakersfield                         CA       MII
Foster City                         CA       MII
Hacienda Heights                    CA       MII
Marin/Larkspur Landing              CA       MII
Palm Springs                        CA       MII
Torrance                            CA       MII
Boulder                             CO       MII
Denver/Southeast                    CO       Essex
Wallingford                         CT       MII
Ft. Myers                           FL       MII
Ft. Lauderdale/Plantation           FL       MII
St. Petersburg                      FL       MII
West Palm Beach                     FL       MII
Atlanta/Gwinnett Mall               GA       MII
Atlanta/Perimeter Center            GA       Essex
Chicago/Glenview                    IL       MII
Chicago/Highland Park               IL       MII
Chicago/Waukegan                    IL       MII
Chicago/Wood Dale                   IL       MII
Indianapolis/Castleton              IN       Essex
Kansas City/Overland Park           KS       MII
Lexington/North                     KY       Essex
Annapolis                           MD       Essex and the Partnership
Silver Spring                       MD       MII and the Partnership
Boston/Andover                      MA       MII
Detroit Airport                     MI       MII
Detroit/Livonia                     MI       MII
Minneapolis Airport                 MN       Essex
St. Louis/Creve Couer               MN       Essex
St. Louis/Westport                  MO       MII
Lincroft/Red Bank                   NJ       MII
Rye                                 NY       Essex
Raleigh/Cary                        NC       MII
Dayton Mall                         OH       MII
Toledo                              OH       MII
Oklahoma City Airport               OK       MII
Portland/Beaverton                  OR       MII
Columbia                            SC       MII
Greenville                          SC       Essex
Memphis Airport                     TN       Essex
Nashville Airport                   TN       Essex
Dallas/Northeast                    TX       MII
Dallas/Stemmons                     TX       Essex
San Antonio/Downtown                TX       Essex


Charlottesville                     VA       MII
Manassas                            VA       MII
Seattle/Southcenter                 WA       MII


*10.28 Associates, as mortgagor, and Funding, as mortgagee,  entered into 16 fee leasehold  mortgages,  each dated as of January 24, 1996.  The 16 mortgages are identical in all material respects except as to the underlying property to which  they  relate.  The  schedule  below  sets forth the terms of each mortgage  not filed  which  differ  from the copy of the  example  mortgage
     (Birmingham/Homewood, AL) which is filed herewith.                              N/A

Property                 State
Birmingham/Homewood      AL
Cupertino                CA
Fresno                   CA
Denver Airport           CO
Norwalk                  CT
Tampa/Westshore          FL
Atlanta Airport South    GA
Atlanta/Roswell          GA
Arlington Heights South  IL
Chicago/Lincolnshire     IL
Chicago/Oakbrook Terrace IL
Rockford                 IL
Poughkeepsie             NY
Charlotte/South Park     NC
Philadelphia/Devon       PA
Dallas/Plano             TX



*10.29  Assignment of Loan  Documents  dated as of January 24, 1996 by Funding to
     the CMBS Trustee                                                                N/A

10.30  Assignment and Assumption of Management  Agreement  dated as of January 24,
     1996 by the  Partnership to Associates with attached  Management  Agreement
     (Incorporated  by reference  herein to Exhibit 10.1 to Associates  Form S-4
     filed with the Commission on March 14, 1996.)                                   N/A
0
10.31  Working Capital Maintenance  Agreement dated as of January 24, 1996, by and among  the  Partnership,  Associates,  and the  Manager.  (Incorporated  by
     reference  to the  exhibit  previously  filed as  exhibit  number  10.23 in
     Amendment  No. 1 to Form  S-4  Exchange  Offer  filed  by CBM  Funding  and
     Associates with the Commission in May 10, 1996.)                                N/A

*21.1Subsidiaries of the Partnership                                                 N/A


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

              A Form 8-K was filed with the Securities and Exchange Commission on December 11, 1998. In this filing, Item 5 - Other Events discloses that on June 11, 1998, September 16, 1998 and December 10, 1998 the General Partner sent to the Limited Partners of the Partnership a letter that accompanied the Partnership's Quarterly Reports on Form 10-Q. Each letter disclosed the quarterly activities of the Partnership. Copies of these letters were included as Item 7 - Exhibits in this Form 8-K filing.
                                                             .
              A Form 8-K was filed with the Securities and Exchange Commission on January 14, 1999. In this filing, Item 1 - Changes in Control of Registrant discloses the merger of CBM Two into the General Partner with the General Partner assuming all of the obligations of CBM Two under the Partnership Agreement. It also details the transfers of the General Partner's ownership interest which ultimately resulted in a General Partner with a Class A 1% managing economic interest owned by Host LP and a Class B 99% non-managing economic interest owned by Rockledge.

              A Form 8-K was filed with the Securities and Exchange Commission on February 19, 1999. In this filing, Item 5-Other Events discloses that the events described in the Partnership's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 1999 resulted in a "Change of Control" under the terms of the Senior Notes. As a result, pursuant to the terms of the indenture, Host LP and Finance commenced a tender offer for the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to February 18, 1999. The tender offer was commenced on January 14, 1999 and expired on February 12, 1999. No Senior Notes were tendered to Host LP in connection with the tender offer.



                                                                                                                 SCHEDULE I
                                                                                                                Page 1 of 4

                                            COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                                     CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
                                                CONDENSED CONSOLIDATED BALANCE SHEET
                                                           (in thousands)


                                                                                                   December 31,        December 31,
                                                                                                       1998                1997
                                                                                                 ---------------     ----------

                                                               ASSETS
Investments in restricted subsidiaries ..........................................................$        87,347     $        80,982
Other assets.....................................................................................          4,260               4,714
Restricted cash..................................................................................         11,847               8,923
Cash and cash equivalents........................................................................          5,970               8,002
                                                                                                 ---------------     ---------------

       Total Assets..............................................................................$       109,424     $       102,621
                                                                                                 ===============     ===============

                                                 LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Debt..........................................................................................$       127,400     $       127,400
   Accounts payable and accrued expenses.........................................................          5,914               5,918
                                                                                                 ---------------     ---------------

       Total liabilities.........................................................................        133,314             133,318
                                                                                                 ---------------     ---------------

PARTNERS' CAPITAL (DEFICIT)
   General Partner
     Capital contribution........................................................................         11,306             11,306
     Cumulative net losses.......................................................................         (3,609)            (4,456)
     Capital distributions.......................................................................           (278)              (278)
                                                                                                 ---------------     ---------------
                                                                                                           7,419              6,572
                                                                                                 ---------------     ---------------

   Limited Partners
     Capital contributions, net of offering costs of $17,189.....................................        129,064            129,064
     Cumulative net losses.......................................................................        (68,573)           (84,676)
     Capital distributions.......................................................................        (91,647)           (81,504)
     Investor notes receivable...................................................................           (153)              (153)
                                                                                                 ---------------     ---------------
                                                                                                         (31,309)           (37,269)
                                                                                                 ---------------     --------------

       Total Partners' Deficit...................................................................        (23,890)           (30,697)
                                                                                                 ---------------     --------------

                                                                                                 $       109,424     $       102,621
                                                                                                 ===============     ===============


The Notes to the Consolidated  Financial  Statements of Courtyard by Marriott II
Limited Partnership are an integral part of these statements.




                              See Accompanying Notes to Condensed Consolidated Financial Information.








                                                                                                                 SCHEDULE I
                                                                                                                Page 2 of 4


                                            COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                                     CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
                                           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                        Fiscal Years Ended December 31, 1998, 1997, and 1996
                                                           (in thousand)



                                                                                 1998             1997               1996
                                                                             -------------     -------------       ---------

Revenues......................................................................$          --     $          --       $    15,520
Operating costs and expenses..................................................           --                --           (13,637)
                                                                                ------------     -------------      ------------
Opearting profit before Partnership expenses and interest.....................           --                --             1,883
Interest income...............................................................          695               690               735
Interest expense..............................................................      (14,169)          (14,203)          (15,804)
Partnership expense...........................................................         (428)             (570)             (344)
                                                                               -------------     -------------       ------------
Loss before equity in earnings of restricted subsidiaries.....................      (13,902)          (14,083)          (13,530)
Equity in earnings of restricted subsidiaries.................................       30,852            29,774            24,071
                                                                               -------------     -------------       ------------

     Net income...............................................................$      16,950     $      15,691       $    10,541
                                                                               =============     =============       ============













The Notes to the Consolidated  Financial  Statements of Courtyard by Marriott II
Limited Partnership are an integral part of these statements.






                              See Accompanying Notes to Condensed Consolidated Financial Information.








                                                                                                                 SCHEDULE I
                                                                                                                Page 3 of 4


                                            COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                                     CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
                                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        Fiscal Years Ended December 31, 1998, 1997, and 1996
                                                           (in thousand)



                                                                        1998             1997            1996
                                                                 -------------     -------------     -----------

Cash used in operations.........................................$     (13,440)    $     (13,557)      (6,659)

INVESTING ACTIVITIES
   Dividends from restricted subsidiaries, net..................       24,476            29,890        17,203
   Change in working capital reserve............................       (2,925)           (2,075)           --
   Contribution to Associates...................................           --                --       (10,627)
                                                                 -------------     -------------    ----------

       Cash provided by investing activities......  .............       21,551            27,815        6,576
                                                                 -------------     -------------    ----------

FINANCING ACTIVITIES
   Capital distributions.........................................      (10,143)          (14,479)      (6,983)
   Collections of investor notes receivable......................           --                32           --
   Payment of financing costs....................................           --                (3)      (5,600)
   Proceeds from issuance of debt................................           --                --      127,400
   Repayment of debt.............................................           --                --     (127,400)
   Deposit into the debt service reserve.........................           --                --       (6,848)
                                                                 -------------     -------------    ----------

Cash used in financing activities................................      (10,143)          (14,450)     (19,431)
                                                                  -------------     -------------   ---------

DECREASE IN CASH AND CASH EQUIVALENTS............................       (2,032)             (192)     (19,514)

CASH AND CASH EQUIVALENTS at beginning of year...................        8,002             8,194       27,708
                                                                  -------------     -------------   ---------

CASH AND CASH EQUIVALENTS at end of year.........................$       5,970     $       8,002    $   8,194
                                                                  =============     =============   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest on debt............................$      13,702     $      13,738    $   8,312
                                                                 =============     =============    =========







The Notes to the Consolidated Financial Statements of Courtyard by Marriott II Limited Partnership are an integral part of these statements.





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


A) The accompanying condensed financial information of Courtyard by Marriott II Limited Partnership (the "Partnership") presents the financial position, results of operations and cash flows of the Partnership with the investment in, and operations of, consolidated subsidiaries with restricted net assets accounted for on the equity method of accounting.

     On January 24, 1996, the Partnership completed a refinancing of the Partnership's existing debt through the private placement of $127.4 million of senior secured notes (the "Senior Notes") and $410.2 million of multi-class commercial mortgage pass-through certificates (the "Certificates").

     In connection with the refinancing, the limited partners approved certain amendments to the partnership agreement and the management agreement. The partnership agreement amendment, among other things, allowed for the formation of certain subsidiaries of the Partnership, including Courtyard II Finance Company ("Finance"), a wholly-owned subsidiary of the Partnership, who along with the Partnership is the co-issuer of the Senior Notes.

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

B) As discussed above, on January 24, 1996, the Senior Notes of $127.4 million were issued by the Partnership and Finance. The Senior Notes bear interest at 10 3/4%, require semi-annual payments of interest and require no payments of principal until maturity on February 1, 2008. The Senior Notes are secured by a first priority pledge by the Partnership of (i) its 99% partnership interest (consisting of a 98% limited partner interest and a 1% general partner interest) in Associates and (ii) its 100% equity interest in the Managing General Partner. Finance has nominal assets, does not conduct any operations and does not provide any additional security for the Senior Notes.

     In connection with the Host Marriott's conversion to a REIT, a change of control occurred when Host Marriott ceased to own, directly or indirectly, all of the outstanding equity interest of the sole general partner of the Partnership. Although such a change of control has occurred, Host REIT continues to own, indirectly, a substantial majority of the economic interest in CBM Two LLC, the current General Partner of the Partnership and, through Host LP, has certain voting rights with respect to CBM Two LLC.

     The change in control described above resulted in a "Change in Control" under the indenture governing the Senior Notes. As a result, in accordance with the terms of the indenture, Host LP commenced a tender offer for the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to February 18, 1999. The tender offer was commenced on January 14, 1999 and expired on February 12, 1999. No Senior Notes were tendered to Host LP in connection with the tender offer.

C) The accompanying statement of operations reflect the equity in earnings of restricted subsidiaries after elimination of interest expense (see Note B).





                                                        SCHEDULE III

                                        COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      December 31, 1998
                                                       (in thousands)



                                 Initial Costs                                       Gross Amount at December 31, 1998
                            -----------------------                             -----------------------------------------
                                                                  Subsequent                 Leasehold,
                                                  Buildings &      Costs                     Buildings &               Accumulated
Description        Encumbrances       Land       Improvements    Capitalized     Land       Improvements      Total    Depreciation
-----------        ------------       -------  ----------------  -------------  ------      -------------   --------   ------------
70 Courtyard by
Marriott Hotels $      385,555      $25,392      $    493,565     $ 48,819     $25,392     $    542,384     $  567,776    $ 145,070
                ===============     =======      ============     ========     =======     ============     ==========    =========





                      Date of
                  Completion of          Date        Depreciation
                   Construction       Acquired           Life

70 Courtyard by      1987-1990        1987-1990        40 years
Marriott Hotels





Notes:
                                                                         1996              1997             1998
                                                                    -------------    -------------     --------
(a)  Reconciliation of Real Estate:
     Balance at beginning of year....................................$     538,358    $     542,872     $     555,164
     Capital Expenditures............................................        4,514           12,292            14,710
     Dispositions/reclassifications..................................           --               --            (2,098)
                                                                     -------------    -------------     -------------
     Balance at end of year..........................................$     542,872    $     555,164     $     567,776
                                                                     =============    =============     =============

(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of year....................................$      97,726    $     112,473     $     128,448
     Depreciation....................................................       14,747           15,975            16,622
     Balance at end of year..........................................$     112,473    $     128,448     $     145,070

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $561.3 million at December 31, 1998.


                                                        SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st of March, 1999.

                                   COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

                                                     By:      CBM TWO LLC
                                                              General Partner




                                                              /s/ Earla L. Stowe
                                                              Earla L. Stowe
                                                              Vice President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature                                                     Title
                                                              (CBM TWO LLC)

/s/ Robert E. Parsons, Jr.                                President and Manager
Robert E. Parsons, Jr.


/s/ Christopher G. Townsend     Executive Vice President, Secretary and Manager
Christopher G. Townsend


/s/ W. Edward Walter                                          Treasurer
W. Edward Walter


/s/ Earla L. Stowe                                            Vice President
Earla L. Stowe

                                                                   Exhibit 3.10

                                             SECOND AMENDMENT TO AMENDED AND
                                      RESTATED AGREEMENT OF LIMITED PARTNERSHIP
                                                          OF
                                   COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP


         THIS SECOND AMENDMENT TO AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP OF COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP (this "Second Amendment"), dated as of December 28, 1998, is entered into by CBM Two LLC, a Delaware limited liability company, as general partner (the "General Partner"), of Courtyard By Marriott II Limited Partnership (the "Partnership"), for itself and on behalf of the limited partners of the Partnership.

         WHEREAS, the Partnership was formed pursuant to a Certificate of Limited Partnership filed with the Office of the Secretary of State of the State of Delaware on August 31, 1987;

         WHEREAS,   in  connection  with  certain   restructuring   transactions
involving its parent company, CBM Two Corporation merged with and into the General Partner, a newly formed Delaware limited liability company; and

         WHEREAS, in accordance with Section 11.02 of the Partnership Agreement, the General Partner wishes to amend the Partnership Agreement to reflect its successor name by merger and to make certain clean up changes.

         NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the General Partner hereby amends the Partnership Agreement as follows:

     1. The introductory paragraph of the Partnership Agreement is hereby amended to replace the phrase "CBM Two Corporation, a Delaware corporation" with the phrase "CBM Two LLC, a Delaware limited liability company."

     2. The definitions of "General Partner" and "Host" in Section 1.01 of the Partnership Agreement are hereby amended and restated in their entirety as follows:

     "General Partner" means CBM Two LLC, a Delaware limited liability company, in its capacity as general partner of the Partnership, and its successors and assigns.

     "Host" means Host Marriott Corporation, a Delaware corporation, and its successors and assigns.

     3. Section 3.01 of the Partnership Agreement is hereby amended and restated in its entirety as follows:

     Section 3.01. General Partner. The General Partner of the Partnership is and shall be CBM Two LLC, a Delaware limited liability company, in its capacity as general partner of the Partnership, and its successors and assigns, having its principal executive offices at 10400 Fernwood Road, Bethesda, Maryland 20817.

     4. All defined terms contained in this Second Amendment, unless otherwise defined herein, shall have the meaning contained in the Partnership Agreement. Except as modified herein, all terms and conditions of the Partnership Agreement shall remain in full force and effect, which terms and conditions the General Partner hereby ratifies and affirms.

                                            [Page Break Intentionally Inserted]

     IN WITNESS WHEREOF, the undersigned has executed this Second Amendment as of the date first set forth above.

     CBM TWO LLC, as the successor General Partner of Courtyard By Marriott II Limited Partnership and on behalf of existing Limited Partners



                                           By:      /s/ Christopher G. Townsend
                                           Name:  Christopher G. Townsend
                                           Title: Executive Vice President