Form 10-Q
period 1999-03-26
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 1999-05-06
CIK 832179

Securities and Exchange Commission

                                              Washington, D.C. 20549

                                                     FORM 10-Q


                   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                      SECURITIES EXCHANGE ACT OF 1934

                                   FOR THE QUARTERLY PERIOD ENDED MARCH 26, 1999

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

                                         52-1533559(State of Organization)

        (I.R.S. Employer Identification Number)10400 Fernwood Road, Bethesda, MD

                             20817-1109(Address of principal executive offices)

                                                    (Zip Code)
             Registrant's telephone number, including area code:  (301) 380-2070
                    Securities registered pursuant to Section 12(b) of the Act:
                                                  Not Applicable
                            Securities  registered  pursuant to Section 12(g) of
                                                  the Act:
                                       Units of Limited Partnership Interest
                                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes a No o o o o o

                              COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP



                                            TABLE OF CONTENTS

                                                                        Page No.
                                     PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

    Condensed Consolidated Statement of Operations
       Twelve Weeks Ended March 26, 1999 and March 27, 1998 (Unaudited)..1

    Condensed Consolidated Balance Sheet
       March 26, 1999 (Unaudited) and December 31, 1998..................2

    Condensed Consolidated Statement of Cash Flows
       Twelve Weeks ended March 26, 1999 and March 27, 1998 (Unaudited)..3

    Notes to Condensed Consolidated Financial Statements (Unaudited).....4

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................5



                                            PART II - OTHER INFORMATION


Item 1. Legal Proceedings ..............................................9

Item 6. Exhibits and Reports on Form 8-K...............................11




                                               PART I. FINANCIAL INFORMATION

                                               ITEM 1. FINANCIAL STATEMENTS

                                       COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                        (Unaudited)
                                     (in thousands, except unit and per unit amounts)


                                                                                                   Twelve Weeks Ended
                                                                                               March 26,         March 27,
                                                                                                 1999              1998


                                                                                             -------------    ---------
REVENUES
   Hotel revenues
     Rooms...................................................................................$      61,391    $      60,280
     Food and beverage.......................................................................        4,128            4,029
     Other...................................................................................        2,280            2,123
                                                                                             -------------    -------------
       Total hotel revenues..................................................................       67,799           66,432
                                                                                             -------------    -------------

OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms...................................................................................       13,599           12,658
     Food and beverage.......................................................................        3,587            3,459
     Other department costs and expenses.....................................................          694              659
     Selling, administrative and other.......................................................       15,863           15,030
                                                                                             -------------    -------------
       Total hotel property-level costs and expenses.........................................       33,743           31,806
   Depreciation..............................................................................        6,118            6,266
   Ground rent, taxes and other..............................................................        5,999            6,000
   Base and Courtyard management fees........................................................        4,068            3,986
   Incentive management fee..................................................................        3,095            3,212
                                                                                             -------------    -------------
       Total operating costs and expenses....................................................       53,023           51,270
                                                                                             -------------    -------------

OPERATING PROFIT.............................................................................       14,776           15,162
   Interest expense..........................................................................      (10,393)         (11,089)
   Interest income...........................................................................          308              672
                                                                                             -------------    -------------

NET INCOME...................................................................................$       4,691    $       4,745
                                                                                             =============    =============

ALLOCATION OF NET INCOME
   General Partner...........................................................................$         235    $         237
   Limited Partners..........................................................................        4,456            4,508
                                                                                             -------------    -------------

                                                                                             $       4,691    $       4,745
                                                                                             =============    =============

NET INCOME PER LIMITED PARTNER UNIT (1,470 Units)............................................$       3,031    $       3,067
                                                                                             =============    =============


                                 See Notes to Condensed Consolidated Financial Statements.






                                       COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                                           CONDENSED CONSOLIDATED BALANCE SHEET
                                                      (in thousands)



                                                                                            March 26,         December 31,
                                                                                               1999               1998
                                                                                            (Unaudited)

                                                          ASSETS
   Property and equipment, net............................................................$      463,920    $       463,650
   Due from Courtyard Management Corporation..............................................         7,913              8,739
   Other assets...........................................................................        18,172             20,794
   Restricted cash........................................................................        16,389             17,254
   Cash and cash equivalents..............................................................        22,210             17,903
                                                                                          --------------    ---------------

                                                                                          $      528,604    $       528,340
                                                                                          ==============    ===============


                                        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
   Debt...................................................................................$      496,130    $   498,624
   Management fees due to Courtyard Management Corporation. .                                     34,258         34,414
   Due to Marriott International, Inc. and affiliates                                              8,904          8,931
   Accounts payable and accrued liabilities...............................................         8,511         10,261
                                                                                          --------------    ---------------

         Total Liabilities................................................................       547,803            552,230
                                                                                          --------------    ---------------

PARTNERS' CAPITAL (DEFICIT)
   General Partner........................................................................         7,654              7,419
   Limited Partners.......................................................................       (26,851)          (31,309)
                                                                                          --------------    --------------

         Total Partners' Deficit..........................................................       (19,199)          (23,890)
                                                                                          --------------    --------------

                                                                                          $      528,604    $       528,340
                                                                                          ==============    ===============










                                 See Notes to Condensed Consolidated Financial Statements.





                                       COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (Unaudited)
                                                      (in thousands)



                                                                                                   Twelve Weeks Ended
                                                                                               March 26,      March 27,
                                                                                                 1999           1998
                                                                                           -------------    ---------
OPERATING ACTIVITIES
   Net income ...............................................................................$       4,691    $      4,745
   Noncash items.............................................................................        6,482           6,629
   Changes in operating accounts.............................................................         (189)         (7,169)
                                                                                             -------------    ------------

         Cash provided by operating activities...............................................       10,984            4,205
                                                                                             -------------    -------------

INVESTING ACTIVITIES
   Additions to property and equipment.......................................................       (6,388)         (7,456)
   Change in property improvement funds......................................................        2,228           4,228
   Change in working capital reserve.........................................................          (23)         (2,940)
                                                                                             -------------    ------------

         Cash used in investing activities...................................................       (4,183)         (6,168)
                                                                                             -------------    ------------

FINANCING ACTIVITIES
   Repayments of debt .......................................................................       (2,494)         (3,483)
                                                                                             -------------    ------------

         Cash used in financing activities...................................................       (2,494)         (3,483)
                                                                                             -------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................................        4,307          (5,446)

CASH AND CASH EQUIVALENTS at beginning of period.............................................       17,903           13,690
                                                                                             -------------    -------------

CASH AND CASH EQUIVALENTS at end of period...................................................$      22,210    $       8,244
                                                                                             =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage and other interest.................................................$      11,644    $      14,303
                                                                                             =============    =============











                                 See Notes to Condensed Consolidated Financial Statements.


                                   COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                        (Unaudited)


1. The accompanying condensed consolidated financial statements have been prepared by the Courtyard By Marriott II Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. === However, the condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1998.

     In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 26, 1999, and the results of operations and cash flows for the twelve weeks ended March 26, 1999 and March 27, 1998. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

For financial reporting purposes, the net income of the Partnership is allocated 95% to the Limited Partners and 5% to CBM Two LLC (the "General Partner"). Significant differences exist between the net income for financial reporting purposes and the net income reported for Federal income tax purposes. These differences are due primarily to the use for Federal income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets, differences in the timing of the recognition of certain fees and straight-line rent adjustments.

2. Certain reclassifications were made to the prior year financial statements to conform to the 1999 presentation.

3. Revenues primarily represent the gross revenues generated by the Partnership's Hotels. On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

     The Partnership considered the impact of EITF 97-2 on its condensed consolidated financial statements and determined that EITF 97-2 requires the Partnership to include property-level revenues and operating expenses of its Hotels in its condensed consolidated statement of operations. The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying condensed consolidated statement of operations. Application of EITF 97-2 to the condensed consolidated financial statements for the twelve weeks ended March 26, 1999 and March 27, 1998 increased both revenues and operating expenses by approximately $33.7 million and $31.8 million, respectively, and had no impact on operating profit or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q include forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. The cautionary statements set forth in reports filed under the Securities Exchange Act of 1934 contained important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties, the level or rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to compete effectively;
(iii) changes in travel patterns, taxes and government regulations; (iv) governmental approvals, actions and initiatives; and (v) the effects of tax legislative action. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Hotel Revenues. Total hotel revenues for first quarter 1999 increased by $1.4 million to $67.8 million, a 2.1% increase when compared to the same period in 1998. The increase in revenues was achieved primarily through the increase in rooms revenues described below.

Rooms Revenues. Rooms revenues for first quarter 1999 increased $1.1 million, or 1.8%, to $61.4 million when compared to the same period in 1998. The increase in revenues was achieved through a 1.2% increase in the combined average room rate from $88.52 for the first quarter of 1998 to $89.61 for the first quarter of 1999. Combined average occupancy decreased slightly from 78.4% for the first quarter of 1998 to 78.3% for the first quarter of 1999.

Operating costs and expenses. Operating costs and expenses increased $1.8 million, or 3.4%, to $53.0 million for first quarter 1999 when compared to first quarter 1998, primarily due to the increase in property-level costs and expenses discussed below. As a percentage of hotel revenues, operating costs and expenses represented 78% of revenues for first quarter 1999 and 77% for first quarter 1998.

Total Hotel Property-Level Costs and Expenses. Total hotel property-level costs and expenses increased $1.9 million, or 6.1%, to $33.7 million for first quarter 1999 when compared to the same period in 1998. The increase is due to increases in both rooms costs and selling, administrative and other expenses described below. As a percentage of hotel revenues, total hotel property-level costs and expenses represented 49.8% of revenues for first quarter 1999 and 47.9% for first quarter 1998

Rooms Costs. For the first quarter of 1999, rooms costs increased $941,000, or 7.4%, to $13.6 million when compared to the first quarter of 1998. The increase in rooms costs is primarily due to increases in wage expense.

Selling, Administrative and Other. For the first quarter of 1999 selling, administrative and other expenses increased $833,000, or 5.5%, to $15.9 million when compared to the same period in 1998. The increase is due to the increases in wage expenses and repairs and maintenance costs.

Operating Profit. Operating profit decreased $386,000 for first quarter 1999 to $14.8 million when compared to the same period in 1998. The decrease was due to the increases in rooms costs and selling, administrative and other expenses described above. As a percentage of hotel revenues, operating profit represented 21.8% of revenues for first quarter 1999 and 22.8% for first quarter 1998

Interest Expense. Interest expense decreased $696,000, or 6.3%, for first quarter 1999 when compared to the same period in 1998. This decrease was due to amortization of principal on the Certificates/Mortgage Loan. The weighted average interest rate for first quarter 1999 was 8.7% as compared to 8.9% for the comparable period in 1998.

Interest Income. Interest income decreased $364,000 or 54.2%, for first quarter 1999 when compared to same period in 1998. The decrease is due to the decrease in the property improvement fund. The balance in the property improvement fund decreased $18.7 million from $22.9 million as of March 27, 1998 to $4.2 million as of March 26, 1999.

Net Income. Net income for first quarter 1999 increased by $54,000 to $4.7 million when compared to the same period in 1998 as a result of the items discussed above.

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

Cash provided by operations for first quarter 1999 and 1998, were $11.0 million and $4.2 million, respectively. The increase in cash provided by operations during the first quarter of 1999 when compared to the same period in 1998 resulted from the following changes in operating accounts: (1) a lower receivable balance due from the Manager at March 26, 1999 when compared to the receivable balance at March 27, 1998; (2) a higher interest payable balance at March 26, 1999 when compared to the payable balance at March 27, 1998 due to the timing of the April debt service payment on the Certificates/Mortgage Loan; and
(3) during first quarter 1999, the Partnership repaid only $156,000 of deferred incentive management fees while during first quarter 1998, $864,000 was repaid.

Cash used in investing activities was $4.2 million and $6.2 million for first quarter 1999 and 1998, respectively. The decrease in cash used in investing activities resulted from a decrease in capital expenditures during the first quarter of 1999 when compared to the first quarter of 1998. In addition, during first quarter 1998, the Partnership made a $2.9 million deposit to the working capital reserve. This reserve was fully funded after that deposit, therefore no such deposit was made during first quarter 1999.

Cash used in financing activities was $2.5 million and $3.5 million for first quarter 1999 and 1998, respectively. During first quarter 1999 and 1998, the Partnership repaid $2.5 million and $3.5 million, respectively, of principal on the commercial mortgage backed securities. The decrease in the amount paid during first quarter 1999 was due to the timing of the payments on the loan.

Strategy for Liquidity

The General Partner is continuing to explore alternatives to provide liquidity for the Partnership and maximize the value of the limited partners' investment. While the General Partner can make no assurances as to the outcome of their efforts, the General Partner continues to work with Merrill Lynch who is acting as an advisor in this regard.

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

Third-Party  Systems.  The  Partnership  relies upon  operational and accounting systems  provided by third  parties,  primarily  the  Manager of its Hotels,  to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Hotels, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. However, Host Marriott has not received any oral or written assurances that these third parties will be Year 2000 compliant on time. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. The Partnership does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's management agreement generally provides for these costs to be charged to the Partnership's properties. Host Marriott expects that the Manager will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized systems charges allocated to the Hotels will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Hotels. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance, the Partnership will have the right to seek recourse against the Manager under its management agreement. The management agreement, however, generally does not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

Host Marriott will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, Host Marriott has had extensive discussions regarding the Year 2000 problem with Marriott International, Inc. ("MII"), the parent of the Manager of the Partnership's Hotels. Due to the significance of MII to the Partnership's business, a detailed description of MII's state of readiness follows.

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

MII measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of March 26, 1999, the Awareness and Inventory phases were complete for IT Applications, BIS, and Building Systems. For IT Applications, the Assessment and Planning phases were complete and Remediation/Replacement and Testing phases were 95 percent complete. Compliance Validation has been completed for approximately 75% of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Assessment and Planning are substantially complete. For BIS, Remediation/Replacement is substantially complete and Testing is in progress. MII is on track for completion of Remediation/Replacement and Testing of Building Systems for September of 1999. Compliance Validation is in progress for both BIS and Building Systems. Implementation and Quality Assurance is in progress for IT Applications, BIS and Building Systems.

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

MII has established a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. MII is also utilizing a Year 2000 best-practices sharing system.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of March 26, 1999, all of the Partnership's debt is fixed rate.


                                                PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

The Partnership and the Hotels are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

Certain Limited Partners of the Partnership filed a lawsuit, styled Whitey Ford, et al. v. Host Marriott Corporation, et al., Case No. 96-CI-08327, in the 285th Judicial District Court of Bexar County, Texas against Host Marriott, Marriott International, various related entities, and others (collectively, the "Defendants"). On January 29, 1998, two other Limited Partners filed a petition to expand this lawsuit into a class action. On June 23, 1998, the Court entered an order certifying a class of limited partners under Texas law. The plaintiffs allege, among other things, that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The
Defendants have filed an answer denying all of the plaintiffs' allegations and discovery is continuing.

In March of this year, two groups of limited partners, ("Palm Investors" and "Equity Resources") filed petitions to intervene in this lawsuit with respect to Partnership units that they purchased from Texas partners and some of the original plaintiffs. They elected to opt-out of the class with respect to the remaining units owned. Palm Investors also sought to raise claims relating to the 1993 split of Marriott Corporation and the Partnership's 1995 refinancing, and to add the appraiser as a defendant for its role in the refinancing. The original class action plaintiffs then filed a second amended class action complaint on March 19, 1999. Trial is expected to be set for the end of this year.

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership, and Atlanta Marriott Marquis Limited Partnership (collectively, the "Seven Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Seven Partnerships for inflated prices and that they charged the Seven Partnerships excessive management fees to operate the Seven Partnerships' hotels. The plaintiffs further allege that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Seven Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed an answer to the plaintiffs' petition and asserted a number of defenses. A related case concerning the Partnership was filed by the plaintiff's lawyers in the same court, involves similar allegations against the Defendants, and has been certified as a class action (see above). In March of this year, Palm Investors and Equity Resources filed petitions to intervene in the Haas case with respect to units of Courtyard by Marriott Limited Partnership, ("CBMI"). In response to these efforts, two other CBMI partners Jack L. Walker and Murray F. Weiss, ("Walker & Weiss") filed a petition to intervene and certify the CBMI partners as a class. On April 29, 1999, the court declined to certify the CBMI partners as a class, because of a prior filed class action case involving CBMI in Delaware. Although the Seven Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Seven Partnerships include an indemnity provision which requires the Seven Partnerships, under certain circumstances, to indemnify the general partners against losses, judgments, expenses, and fees.

On April 1,  1999,  Equity  Resource  Fund X,  Equity  Resource  Fund XII,  Palm
Investors, L.L.C., and Repp Properties, L.P., limited partners in the Partnership and in CBMI, filed a derivative lawsuit on behalf of the Partnership and CBMI, against Marriott International, Host Marriott, various of their subsidiaries, and several of their current and former executives. The plaintiffs filed this lawsuit in the 150th Judicial District of Bexar County, Texas and the case is styled Equity Resource Fund X, et al. V. CBM One Corporation, et al., Case No. 99-CI-04765. The plaintiffs allege that the defendants conspired to profit at the partnerships' expense by entering into agreements, including management agreements and ground leases, that were unfair and not commercially reasonable. The plaintiffs further allege, among other things, that the defendants committed fraud, breached fiduciary duties, and violated provisions of various agreements. The plaintiffs are seeking disgorgement of all fees and rents paid under the management agreements and leases, cancellation or reformation of these agreements, damages, and replacement of the general partners. The defendants believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. Although the defendants have not yet been required to file a pleading responsive to the complaint, they intend to vigorously defend against the claims asserted in the derivative lawsuit.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits:

                           None.

                  b. Reports on Form 8-K:

                           A Form 8-K was filed with the Securities and Exchange Commission on January 14, 1999. In this filing, Item 1 - Changes in Control of Registrant discloses the merger of CBM Two Corporation into the General Partner with the General Partner assuming all of the obligations of CBM Two Corporation under the Partnership Agreement. It also details the transfers of the General Partner's ownership interest which ultimately resulted in the General Partner holding a Class A 1% managing economic interest owned by Host Marriott L.P. and a Class B 99% non-managing economic interest owned by Rockledge Hotel Properties, Inc.

                           A Form 8-K was filed with the Securities and Exchange Commission on February 19, 1999. In this filing, Item 5-Other Events discloses that the events described in the Partnership's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 1999 resulted in a "Change of Control" under the terms of the Senior Notes. As a result, pursuant to the terms of the indenture, Host Marriott L.P. and Courtyard II Finance Company commenced a tender offer for the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to February 18, 1999. The tender offer was commenced on January 14, 1999 and expired on February 12, 1999. No Senior Notes were tendered to Host Marriott L.P. in connection with the tender offer.

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


                                                     COURTYARD BY MARRIOTT II
                                                     LIMITED PARTNERSHIP

                                                     By:      CBM TWO LLC
                                                              General Partner



                  May 6, 1999                       By:      /s/ Earla L. Stowe
                                                            ------------------
                                                              Earla L. Stowe
                                                              Vice President