Form 10-Q
period 1999-06-18
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 1999-07-30
CIK 832179

================================================================================
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 18, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-16728


                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)
               Delaware                             52-1533559
          -----------------                    -------------------
       (State of Organization)          (I.R.S. Employer Identification Number)
10400 Fernwood Road, Bethesda, MD                  20817-1109
---------------------------------              --------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x No .

================================================================================

================================================================================
               COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
================================================================================


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

           Condensed Consolidated Statement of Operations
              Twelve and Twenty-Four Weeks Ended June 18, 1999
              and June 19, 1998 (Unaudited)....................................1

           Condensed Consolidated Balance Sheet
              June 18, 1999 (Unaudited) and December 31, 1998..................2

           Condensed Consolidated Statement of Cash Flows
              Twenty-Four Weeks ended June 18, 1999
              and June 19, 1998 (Unaudited)....................................3

           Notes to Condensed Consolidated Financial Statements (Unaudited)....4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................5

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........9


                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings..................................................10

Item 6.    Exhibits and Reports on Form 8-K...................................11

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit amounts)


                                                              Twelve Weeks Ended                 Twenty-Four Weeks Ended
                                                          June 18,          June 19,           June 18,          June 19,
                                                            1999              1998               1999              1998
                                                       --------------    -------------       -------------    ---------
REVENUES
   Hotel revenues
     Rooms.............................................$       63,532    $      62,679       $     124,923    $     122,959
     Food and beverage.................................         4,217            4,172               8,345            8,201
     Other.............................................         2,340            2,218               4,620            4,341
                                                       --------------    -------------       -------------    -------------
       Total hotel revenues............................$       70,089    $      69,069       $     137,888    $     135,501
                                                       --------------    -------------       -------------    -------------

OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms.............................................        14,086           13,153              27,685           25,811
     Food and beverage.................................         3,662            3,457               7,249            6,916
     Other department costs and expenses...............           741              700               1,435            1,359
     Selling, administrative and other.................        15,780           15,611              31,643           30,641
                                                       --------------    -------------       -------------    -------------
       Total hotel property-level costs and expenses...        34,269           32,921              68,012           64,727
   Depreciation .......................................         6,199            6,255              12,317           12,521
   Ground rent, taxes and other........................         6,174            6,154              12,173           12,154
   Base and Courtyard management fees..................         4,205            4,144               8,273            8,130
   Incentive management fee............................         3,313            3,388               6,408            6,600
                                                       --------------    -------------       -------------    -------------
       Total operating costs and expenses..............        54,160           52,862             107,183          104,132
                                                       --------------    -------------       -------------    -------------

OPERATING PROFIT.......................................        15,929           16,207              30,705           31,369
   Interest expense....................................       (10,110)         (10,048)            (20,503)         (21,137)
   Interest income.....................................           399              631                 707            1,303
                                                       --------------    -------------       -------------    -------------

NET INCOME.............................................$        6,218    $       6,790       $      10,909    $      11,535
                                                       ==============    =============       =============    =============

ALLOCATION OF NET INCOME
   General Partner.....................................$          310    $         340       $         545    $         577
   Limited Partners....................................         5,908            6,450              10,364           10,958
                                                       --------------    -------------       -------------    -------------
                                                       $        6,218    $       6,790       $      10,909    $      11,535
                                                       ==============    =============       =============    =============
NET INCOME PER LIMITED PARTNER UNIT
   (1,470 Units).......................................$        4,019    $       4,388       $       7,050    $       7,454
                                                       ==============    =============       =============    =============





            See Notes to Condensed Consolidated Financial Statements.


                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                                                            June 18,        December 31,
                                                                                              1999                1998
                                                                                           (Unaudited)
                                     ASSETS

   Property and equipment, net..........................................................$        462,372    $       463,650
   Deferred financing costs, net of accumulated amortization............................          13,536             14,262
   Due from Courtyard Management Corporation............................................           7,343              8,739
   Other assets.........................................................................              34                 66
   Property improvement fund............................................................           6,217              6,466
   Restricted cash......................................................................          17,346             17,254
   Cash and cash equivalents............................................................          24,419             17,903
                                                                                        ----------------    ---------------
                                                                                        $        531,267    $       528,340
                                                                                        ================    ===============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
   Debt.................................................................................$        492,329    $       498,624
   Management fees due to Courtyard Management Corporation..............................          33,246             34,414
   Straight-line ground rent due to Marriott International, Inc. and affiliates.........           8,876              8,931
   Accounts payable and accrued liabilities.............................................          12,002             10,261
                                                                                        ----------------    ---------------

         Total Liabilities..............................................................         546,453            552,230
                                                                                        ----------------    ---------------

PARTNERS' CAPITAL (DEFICIT)
   General Partner......................................................................           7,964              7,419
   Limited Partners.....................................................................         (23,150)           (31,309)
                                                                                        ----------------    ---------------

         Total Partners' Deficit........................................................         (15,186)           (23,890)
                                                                                        ----------------    ---------------

                                                                                        $        531,267    $       528,340
                                                                                        ================    ===============










            See Notes to Condensed Consolidated Financial Statements.


                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                               Twenty-Four Weeks Ended
                                                                                            June 18,            June 19,
                                                                                              1999                1998
                                                                                        ----------------    ----------

OPERATING ACTIVITIES
   Net income...........................................................................$         10,909    $        11,535
   Noncash items........................................................................          13,043             13,247
   Changes in operating accounts........................................................           1,864                575
                                                                                        ----------------    ---------------

         Cash provided by operating activities..........................................          25,816             25,357
                                                                                        ----------------    ---------------

INVESTING ACTIVITIES
   Additions to property and equipment, net.............................................         (11,039)           (16,140)
   Change in property improvement funds.................................................             249              9,089
   Change in working capital reserve....................................................             (10)            (2,987)
                                                                                        ----------------    ---------------

         Cash used in investing activities..............................................         (10,800)           (10,038)
                                                                                        ----------------    ---------------

FINANCING ACTIVITIES
   Repayments of debt...................................................................          (6,295)            (5,841)
   Capital distributions................................................................          (2,205)            (2,793)
                                                                                        ----------------    ---------------

         Cash used in financing activities..............................................          (8,500)            (8,634)
                                                                                        ----------------    ---------------

INCREASE IN CASH AND CASH EQUIVALENTS...................................................           6,516              6,685

CASH AND CASH EQUIVALENTS at beginning of period........................................          17,903             13,690
                                                                                        ----------------    ---------------

CASH AND CASH EQUIVALENTS at end of period..............................................$         24,419    $        20,375
                                                                                        ================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage and other interest............................................$         18,777    $        19,238
                                                                                        ================    ===============








           See Notes to Condensed Consolidated Financial Statements.


                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   Summary of Significant Accounting Policies

     The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Courtyard By Marriott II Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited condensed consolidated interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1998.

     In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of June 18, 1999, and the results of operations for the twelve and twenty-four weeks ended June 18, 1999 and June 19, 1998 and cash flows for the twenty-four weeks ended June 18, 1999 and June 19, 1998. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

2.   Revenues

     Revenues primarily represent the gross sales generated by the Partnership's Hotels. On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

     The Partnership considered the impact of EITF 97-2 on its condensed consolidated financial statements and determined that EITF 97-2 requires the Partnership to include property-level sales and operating expenses of its Hotels in its condensed consolidated statement of operations. The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying condensed consolidated statement of operations. Application of EITF 97-2 to the condensed consolidated financial statements for the twelve and twenty-four weeks ended June 18, 1999 and June 19, 1998 increased both revenues and operating expenses by approximately $34.3 million and $68 million and $32.9 million and $64.7 million, respectively, and had no impact on operating profit or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Partnership can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues. Revenues increased by $1.0 million and $2.4 million to $70.1 million and $137.9 million for the twelve and twenty-four weeks ended June 18, 1999, respectively. The increase in revenues was achieved primarily through an increase in the combined average room rate. The combined average room rate increased $1 to $90 for both second quarter 1999 and year-to-date 1999 as compared to the same periods in 1998. The modest increase in the combined average room rate is due to continued efforts to increase weekday pricing.

Despite increased competition in the moderate tier hotel segment, the Partnership's Hotels were able to maintain a combined average occupancy for the twelve and twenty-four weeks ended June 18, 1999, of 81% and 80%, respectively. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved. REVPAR for the twelve and twenty-four weeks ended June 18, 1999 was $73 and $72 respectively, representing a slight increase when compared to the same periods in 1998.

Operating Costs and Expenses. For the twelve weeks ended June 18, 1999, the Partnership's operating costs and expenses increased $1.3 million to $54.2 million as compared to the comparable period in 1998. In addition, for the twenty-four weeks ended June 18, 1999, operating costs and expenses increased by $3.1 million to $107.2 million. As a percentage of hotel revenues, operating costs and expenses increased to 77.3% of revenues for the second quarter 1999 as compared to 76.5% for second quarter 1998. For year-to-date second quarter 1999, operating costs and expenses as a percentage of sales increased to 77.7% as compared to 76.8% for year-to-date second quarter 1998. The increase in operating costs and expenses was primarily due to an increase in hotel property-level costs and expenses at the Hotels as discussed below.

Total Hotel Property-Level Costs and Expenses. The Partnership's Hotel property-level costs and expenses increased by 4% to $34.3 million and by 5% to $68.0 million for the twelve and twenty-four weeks ended June 18, 1999, respectively, as compared to the same periods in 1998. Hotel property-level costs and expenses are higher as salary and benefit expenses have increased as the Hotels endeavor to maintain competitive wage scales. In addition, food and beverage costs as well as marketing expenses increased in 1999 as compared to 1998.

Operating Profit. Operating profit for the second quarter 1999 and for second quarter 1999 year-to-date declined 2% to $15.9 million and $30.7 million, respectively, as compared to the comparable period in 1998. The decrease in operating profit was primarily due to the increase in Hotel property-level costs and expenses offset by the increase in revenues.

Interest Expense. Interest expense decreased by 3% to $20.5 million for the twenty-four weeks ended June 18, 1999 from $21.1 million for the comparable period in 1998. The decrease was primarily due to principal amortization on the commercial mortgage backed securities which results in lower principal debt balances in 1999 as compared to 1998. The weighted average interest rate for the twenty-four weeks ended June 19, 1999 was 8.5% as compared to 8.6% for the comparable period in 1998.

Net Income. As a result of the items discussed above, for the twenty-four weeks ended June 18, 1999, the Partnership had net income of $10.9 million, a decrease of $626,000, from the comparable period in 1998. For the second quarter 1999, net income decreased $572,000 to $6.2 million as compared to second quarter 1998.

LIQUIDITY AND CAPITAL RESOURCES

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

Cash provided by operations for the twenty-four weeks ended June 18, 1999 and June 19, 1998, was $25.8 million and $25.4 million, respectively. The increase in cash provided by operations is primarily due to a decrease of $1.1 million in deferred incentive management fees paid to the Manager during the twenty-four weeks ended June 18, 1999, as compared to the comparable period in 1998 due to lower operating results at the Hotels.

Cash used in investing activities was $10.8 million for the first two quarters of 1999 and $10 million for the first two quarters of 1998. Cash used in investing activities for 1999 includes capital expenditures of $11 million, primarily related to renovations and replacements of furniture, fixtures and equipment at the Partnership's Hotels as compared to $16.1 million of capital expenditures in 1998. The change in the property improvement funds was $249,000 for the twenty-four weeks ended June 18, 1999 as compared to $9.1 million for the comparable period in 1998. This decrease reflects a higher level of capital expenditures in 1998 whereby a larger amount of the property improvement fund balance was utilized for capital expenditures in 1998 as compared to 1999. During the twenty-four weeks ended June 19, 1998, the Partnership transferred a net $2.9 million to reserve accounts.

Cash used in financing activities was $8.5 million and $8.6 million for the first two quarters of 1999 and 1998, respectively. During these periods, the Partnership repaid $6.3 million and $5.8 million, respectively, of principal on the commercial mortgage backed securities.

Cash used in financing activities included $2.2 million and $2.8 million of cash distributions to limited partners during the twenty-four weeks ended June 18, 1999 and June 19, 1998, respectively. In April of 1999, the Partnership utilized 1998 cash flow after debt service to make a final 1998 cash distribution of $1,500 per limited partner unit, bringing the total distribution from 1998 operations to $9.6 million or $6,500 per limited partner unit.

Strategy for Liquidity

The General Partner is continuing to explore alternatives to provide liquidity for the Partnership and maximize the value of the limited partners' investment. During second quarter 1999, an investment banking firm, acting as an advisor to the Partnership provided financial information to a number of prospective purchasers for their review and analysis. The General Partner and the investment banking firm are working with prospective purchasers in an effort to negotiate a transaction that will provide liquidity for the Partnership while securing the highest possible value for the limited partner units; however, the General Partner can make no assurances as to the outcome of these efforts.

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

Host Marriott Corporation ("Host Marriott"), general partner of Host Marriott L.P., which owns directly and indirectly, more than 95% of the economic interest of the General Partner, including the 1% managing member interest, has adopted the compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 issue. Host Marriott's compliance program includes an assessment of Host Marriott's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which Host Marriott has a material relationship or whose systems are material to the operations of the Partnership's Inns. Host Marriott's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

In-House Systems. Host Marriott has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Partnership to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of Host Marriott's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms, and Host Marriott has not delayed any systems projects due to the Year 2000 issue. Host Marriott engaged a third party to review its Year 2000 in-house readiness and found no problems with any mission critical systems. Host Marriott believes that future costs associated with Year 2000 issues for its in-house systems will be insignificant and, therefore, not impact the Partnership's business, financial condition and results of operations. Host Marriott has not developed, and does not plan to develop, a separate contingency plan for its in-house systems due to their current Year 2000 compliance. Host Marriott does, however, have the normal disaster recovery procedures in place should it have a systems failure.

Third-Party Systems. The Partnership relies upon operational and accounting systems provided by third parties, primarily the Manager of its Inns, to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Inns, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. Host Marriott continues to receive verbal and written assurances that these third parties are, or will be, Year 2000 compliant on time. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. The Partnership does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's management agreement generally provides for these costs to be charged to the Partnership's properties. Host Marriott expects that the Manager will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized systems charges allocated to the Inns will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Inns. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance, the Partnership will have the right to seek recourse against the Manager under its management agreement. The management agreement, however, generally does not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

Host Marriott will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, Host Marriott has had extensive discussions regarding the Year 2000 problem with Marriott International, Inc. ("MII"), the parent of the Manager of the Partnership's Inns. Due to the significance of MII to the Partnership's business, a detailed description of MII's state of readiness follows.

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

MII has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology ("IT Applications") -- enterprise-wide systems supported by MII's centralized information technology organization ("IR"); (ii) Business-initiated Systems ("BIS") - systems that have been initiated by an individual business unit, and that are not supported by MII's IR organization; and (iii) Building Systems - non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. MII is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures ("System Criticality").

MII measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of June 18, 1999, the Awareness, Inventory, Assessment and Planning phases were complete for IT Applications, BIS, and Building Systems. For IT Applications, the Remediation/Replacement and Testing phases were 95% complete. Compliance Validation had been completed for approximately 85% of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Remediation/Replacement is substantially complete with a target date of September 1999. For BIS, Testing and Compliance Validation are in progress. Testing is over 95% complete for Building Systems for which approximately 5% require further remediation/replacement and re-testing, and Compliance Validation is in progress. Implementation and Quality Assurance is 80% complete for IT Applications. For BIS, Implementation is substantially complete while Quality Assurance is in progress. Both Implementation and Quality Assurance are in progress for Building Systems.

Year 2000 compliance communications with MII's significant third party suppliers, vendors and business partners, including its franchisees are ongoing. MII's efforts are focused on the connections most critical to customer service, core business processes and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group. A majority of these respondents have either given assurances of timely Year 2000 compliance or have identified the necessary actions to be taken by them or MII to achieve timely Year 2000 compliance for their products. Where MII has not received satisfactory responses it is addressing the potential risks of failure through its contingency planning process.

MII has established a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. MII is also utilizing a Year 2000 best-practices sharing system. MII is monitoring the progress of the managed and franchised properties towards Year 2000 compliance.

Risks. There can be no assurances that Year 2000 remediation by the Partnership or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous uncertainties such as: whether significant third parties properly and timely address the Year 2000 issue and whether broad-based or systemic economic failures may occur. Host Marriott is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or disruption of hotel and Inn reservations made on centralized reservations systems and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 problem and the Partnership's dependence on third parties, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. Host Marriott's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 issue and Host Marriott believes that the possibility of significant interruptions of normal operations should be reduced.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of June 18, 1999, all of the Partnership's debt has a fixed interest rate.

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

Certain Limited Partners of the Partnership filed a lawsuit, styled Whitey Ford, et al. v. Host Marriott Corporation, et al., Case No. 96-CI-08327, in the 285th Judicial District Court of Bexar County, Texas against Host Marriott, Marriott International, various related entities, and others (collectively, the "Defendants"). On January 29, 1998, two other Limited Partners filed a petition to expand this lawsuit into a class action. On June 23, 1998, the Court entered an order certifying a class of limited partners under Texas law. The plaintiffs allege, among other things, that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The
Defendants have filed an answer denying all of the plaintiffs' allegations and discovery is continuing. This case is presently scheduled for trial on January 3, 2000.

In March of this year, two groups of limited partners, ("Palm Investors" and "Equity Resources") filed petitions to intervene in this lawsuit with respect to Partnership units that they purchased from Texas partners and some of the original plaintiffs. They elected to opt-out of the class with respect to the remaining units owned. Palm Investors also sought to raise claims relating to the 1993 split of Marriott Corporation and the Partnership's 1995 refinancing, and to add the appraiser as a defendant for its role in the refinancing. The original class action plaintiffs have filed a third amended class action complaint on May 24, 1999.

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit now relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership, and Atlanta Marriott Marquis Limited Partnership (collectively, the "Six Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Six Partnerships for inflated prices and that they charged the Six Partnerships excessive management fees to operate the Six Partnerships' hotels. The plaintiffs further allege that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Six Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed an answer to the plaintiffs' petition and asserted a number of defenses. A related case concerning the Partnership was filed by the plaintiff's lawyers in the same court, involves similar allegations against the Defendants, and has been certified as a class action (see above). As a result of this development, the Partnership is no longer involved in the above-mentioned lawsuit, Case No. 98-CI-04092. In March of this year, Palm Investors and Equity Resources filed petitions to intervene in the Haas case with respect to units of Courtyard by Marriott Limited Partnership, ("CBMI"). In response to these efforts, two other CBMI partners Jack L. Walker and Murray F. Weiss, ("Walker & Weiss") filed a petition to intervene and certify the CBMI partners as a class. On April 29, 1999, the court denied this petition and refused to certify the CBMI case as a class action, because of a prior filed class action case involving CBMI in Delaware. Although the Six Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Six Partnerships include an indemnity provision which requires the Six Partnerships, under certain circumstances, to indemnify the general partners against losses, judgments, expenses, and fees.

On April 1,  1999,  Equity  Resource  Fund X,  Equity  Resource  Fund XII,  Palm
Investors, L.L.C., and Repp Properties, L.P., limited partners in the Partnership and in CBMI, filed a derivative lawsuit on behalf of the Partnership and CBMI, against Marriott International, Host Marriott, various of their subsidiaries, and several of their current and former executives. The plaintiffs filed this lawsuit in the 150th Judicial District of Bexar County, Texas and the case is styled Equity Resource Fund X, et al. V. CBM One Corporation, et al., Case No. 99-CI-04765. The plaintiffs allege that the defendants conspired to profit at the partnerships' expense by entering into agreements, including management agreements and ground leases, that were unfair and not commercially reasonable. The plaintiffs further allege, among other things, that the defendants committed fraud, breached fiduciary duties, and violated provisions of various agreements. The plaintiffs are seeking disgorgement of all fees and rents paid under the management agreements and leases, cancellation or reformation of these agreements, damages, and replacement of the general partners. The defendants believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The defendants have filed an answer to the complaint, asserted a number of defenses, and intend to vigorously defend against the claims asserted in the derivative lawsuit. The derivative lawsuit is presently scheduled for trial on January 10, 2000.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits:

                           None.

                  b. Reports on Form 8-K:

                           None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               COURTYARD BY MARRIOTT II
                                               LIMITED PARTNERSHIP

                                               By:      CBM TWO LLC
                                                        General Partner



                  July 30, 1999                By:      /s/ Earla L. Stowe
                                                        ------------------
                                                        Earla L. Stowe
                                                        Vice President and
                                                        Chief Accounting Officer