Form 10-Q
period 1999-09-10
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 1999-10-25
CIK 832179

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 10, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 0-16728

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                               Delaware 52-1533559
 -------------------------------------------------------------------------------
         (State of Organization) (I.R.S. Employer Identification Number)
                  10400 Fernwood Road, Bethesda, MD 20817-1109
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (301) 380-2070
           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest
                                (Title of Class)


================================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
                            90 days. Yes |X| No __.

================================================================================
                  Courtyard by Marriott II Limited Partnership
================================================================================


                                TABLE OF CONTENTS

                                    PAGE NO.
                         PART I - FINANCIAL INFORMATION


                          Item 1. Financial Statements

                 Condensed Consolidated Statement of Operations
              Twelve and Thirty-Six Weeks Ended September 10, 1999
 and September 11, 1998 (Unaudited)............................................1

                      Condensed Consolidated Balance Sheet
 September 10, 1999 (Unaudited) and December 31, 1998..........................2

                 Condensed Consolidated Statement of Cash Flows
                    Thirty-Six Weeks ended September 10, 1999
 and September 11, 1998 (Unaudited)............................................3

 Notes to Condensed Consolidated Financial Statements (Unaudited)..............4

            Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations...........................................5

 Item 3. Quantitative and Qualitative Disclosures About Market Risk...........10



                           PART II - OTHER INFORMATION

 Item 1. Legal Proceedings....................................................10

 Item 6. Exhibits and Reports on Form 8-K.....................................11

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit amounts)

                                                            Twelve Weeks Ended                   Thirty-Six Weeks Ended
                                                   September 10,      September 11,           September 10,      September 11,
                                                        1999               1998                  1999                 1998
                                                   -------------     ----------------       -------------      -------------
 REVENUES
 Hotel revenues
 Rooms............................................. $ 63,068            $ 61,044              $ 187,991        $ 184,003
   Food and beverage...............................    4,059               3,904                 12,404           12,105
    Other..........................................    2,284               1,926                  6,904            6,267
                                                   -------------       ----------           -----------     -------------
     Total hotel revenues..........................   69,411              66,874                207,299          202,375
                                                   -------------       ----------           -----------     -------------
 OPERATING COSTS AND EXPENSES
 Hotel property-level costs and expenses
  Rooms............................................   14,011              13,317                 41,696           39,128
   Food and beverage...............................    3,570               3,474                 10,819           10,390
      Other department costs and expenses..........      702                 705                  2,137            2,064
  Selling, administrative and other................   15,637              16,229                 47,280           46,870
                                                   -------------        ----------             ---------        -----------
   Total hotel property-level costs and expenses.     33,920              33,725                101,932           98,452
  Depreciation.....................................    6,426               6,073                 18,743           18,594
  Ground rent, taxes and other.....................    5,598               5,712                 17,771           17,866
  Base and Courtyard management fees...............    4,165               4,012                 12,438           12,142
   Incentive management fee........................    3,344               3,026                  9,752            9,626
                                                   ----------         ----------                ----------       -----------
  Total operating costs and expenses...............   53,453              52,548                160,636          156,680
                                                   ----------         ----------                ----------       -----------
OPERATING PROFIT...................................   15,958              14,326                 46,663           45,695
 Interest expense..................................   (9,962)            (10,239)               (30,465)         (31,376)
     Interest income...............................      376                 596                  1,083            1,899
                                                   ----------         ------------              ----------      -------------
NET INCOME.........................................  $ 6,372             $ 4,683                $ 17,281        $ 16,218
                                                   ==========        =============              ==========      =============
ALLOCATION OF NET INCOME
    General Partner................................    $ 319               $ 234                   $ 864           $ 811
    Limited Partners...............................    6,053               4,449                  16,417          15,407
                                                   ----------         -------------            ------------     ------------
                                                     $ 6,372             $ 4,683                $ 17,281        $ 16,218
                                                   ==========         =============           =============     ============
NET INCOME PER LIMITED PARTNER
 UNIT (1,470 Units)................................  $ 4,118             $ 3,027                $ 11,168        $ 10,481
                                                   ==========         =============          ==============     ============



            See Notes to Condensed Consolidated Financial Statements.

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                                                         September 10,            December 31,
                                                                                            1999                      1998
                                                                                          (Unaudited)

                                     ASSETS
 Property and equipment, net..........................................................    $ 458,746               $ 463,650
 Deferred financing costs, net of accumulated amortization............................       13,174                  14,262
 Due from Courtyard Management Corporation............................................        6,567                   8,739
 Other assets.........................................................................           24                      66
 Property improvement fund............................................................        6,913                   6,466
 Restricted cash......................................................................       18,622                  17,254
 Cash and cash equivalents............................................................       21,789                  17,903
                                                                                       -------------              ------------
                                                                                         $ 525,835               $ 528,340
                                                                                       =============             =============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

                                  LIABILITIES
 Debt.................................................................................    $ 488,457               $ 498,624
 Management fees due to Courtyard Management Corporation..............................       32,182                  34,414
 Straight-line ground rent due to Marriott International, Inc. and affiliates.........        8,849                   8,931
 Accounts payable and accrued liabilities.............................................        8,836                  10,261
                                                                                          ----------              ------------
 Total Liabilities....................................................................      538,324                 552,230
                                                                                          ----------              ------------
                          PARTNERS' CAPITAL (DEFICIT)
 General Partner......................................................................        8,283                   7,419
 Limited Partners.....................................................................      (20,772)                (31,309)
                                                                                           ---------              ------------
 Total Partners' Deficit..............................................................      (12,489)                (23,890)
                                                                                          -----------             ------------
                                                                                          $ 525,835               $ 528,340
                                                                                          ===========             ============






            See Notes to Condensed Consolidated Financial Statements.



                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                          Thirty-Six Weeks Ended
                                                                                       September 10,    September 11,
                                                                                          1999            1998
                                                                                       ------------     ------------
 OPERATING ACTIVITIES
 Net income...........................................................................    $ 17,281        $ 16,218
 Noncash items........................................................................      19,831          19,683
 Changes in operating accounts........................................................      (2,842)         (4,413)
                                                                                          ---------       ---------
 Cash provided by operating activities................................................      34,270          31,488
                                                                                          ---------       ---------
 INVESTING ACTIVITIES
 Additions to property and equipment, net.............................................      (13,839)        (22,916)
 Change in property improvement funds.................................................         (447)         12,228
 Change in working capital reserve....................................................          (51)         (2,941)
                                                                                          ----------      ----------
 Cash used in investing activities....................................................      (14,337)        (13,629)
                                                                                          ----------      ----------
 FINANCING ACTIVITIES
 Repayments of debt...................................................................      (10,167)         (9,434)
 Capital distributions................................................................       (5,880)         (8,673)
                                                                                          ----------      ----------
 Cash used in financing activities....................................................      (16,047)        (18,107)
                                                                                          ----------      ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................      3,886            (248)

CASH AND CASH EQUIVALENTS at beginning of period......................................     17,903          13,690
                                                                                          --------        ----------
CASH AND CASH EQUIVALENTS at end of period............................................   $ 21,789        $ 13,442
                                                                                          ========        ==========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for mortgage and other interest............................................    $ 32,686        $ 33,430
                                                                                          ==========      ==========







            See Notes to Condensed Consolidated Financial Statements.

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Summary of Significant Accounting Policies

 The accompanying unaudited, condensed, consolidated interim financial statements have been prepared by the Courtyard by Marriott II Limited Partnership (the "Partnership"). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited condensed consolidated interim financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1998.

 In the opinion of the Partnership, the accompanying unaudited, condensed, consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of September 10, 1999, and the results of operations for the twelve and thirty-six weeks ended September 10, 1999 and September 11, 1998 and cash flows for the thirty-six weeks ended September 10, 1999 and September 11, 1998. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

 The Partnership considered the impact of EITF 97-2 on its condensed consolidated financial statements and determined that EITF 97-2 requires the Partnership to include property-level sales and operating expenses of its Hotels in its condensed consolidated statement of operations. The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying condensed consolidated statement of operations. Application of EITF 97-2 to the condensed consolidated financial statements for the twelve and thirty-six weeks ended September 10, 1999 and September 11, 1998 increased both revenues and operating expenses by approximately $33.9 million and $101.9 million and $33.7 million and $98.5 million, respectively, and had no impact on operating profit or net income.


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

                             RESULTS OF OPERATIONS

Revenues. Revenues increased by $2.5 million and $4.9 million to $69.4 million and $207.3 million for the twelve and thirty-six weeks ended September 10, 1999, respectively. The increase in revenues was achieved primarily through an increase in the combined average room rate. The combined average room rate increased 3.6% and 2.0% to $90 for both the third quarter 1999 and year-to-date third quarter 1999, respectively, when compared to the same periods in 1998. The increase in the combined average room rate is due to continued efforts to increase weekday pricing.

Despite increased competition in the moderate tier hotel segment, the Partnership's Hotels were able to maintain a combined average occupancy for the twelve and thirty-six weeks ended September 10, 1999, of 81.4% and 80.4%, respectively. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved. REVPAR increased 4% and 2% for the twelve and thirty-six weeks ended September 10, 1999 to $73 and $72 respectively, when compared to the same periods in 1998.

Operating Costs and Expenses. For the twelve weeks ended September 10, 1999, the Partnership's operating costs and expenses increased $905,000 to $53.5 million as compared to the comparable period in 1998. In addition, for the thirty-six weeks ended September 10, 1999, operating costs and expenses increased by $4 million to $160.6 million. As a percentage of revenues, operating costs and expenses decreased to 77.0% of revenues for the third quarter 1999 as compared to 78.6% of revenues for third quarter 1998. For year-to-date third quarter 1999, operating costs and expenses as a percentage of revenues remained stable at 77.5% of revenues as compared to year-to-date third quarter 1998. The increase in operating costs and expenses for the third quarter 1999 when compared to 1998 was primarily due to an increase in management fees paid to the Manager as a result of improved operations. The increase in operating costs and expenses for the thirty-six weeks of 1999 was primarily due to an increase in hotel property-level costs and expenses as discussed below.

Total Hotel Property-Level Costs and Expenses. The Partnership's Hotel property-level costs and expenses increased slightly to $33.9 million and by $3.5 million to $101.9 million for the twelve and thirty-six weeks ended September 10, 1999, respectively, as compared to the same periods in 1998. Hotel property-level costs and expenses are higher as salary and benefit expenses have increased as the Hotels endeavor to maintain competitive wage scales. In addition, food and beverage costs as well as marketing expenses increased in 1999 as compared to 1998. As a percentage of revenues, property-level costs and expenses represented 49% of revenues for both third quarter 1999 and year-to-date third quarter 1999 as compared to 50% of revenues for third quarter 1998 and 49% of revenues for year-to-date third quarter 1998.

Operating Profit. Operating profit increased $1.6 million, or 11.4%, to $16.0 million, or 23% of revenues, for the twelve weeks ended September 10, 1999 from $14.3 million, or 21% of revenues for the twelve weeks ended September 11, 1998. In addition, operating profit increased $968,000, or 2.1%, to $46.7 million, or 23% of revenues, for the thirty-six weeks ended September 10, 1999 from $45.7 million, or 23% of revenues, for the thirty-six weeks ended September 11, 1998. The increase in operating profit was primarily due to the increase in revenues offset by the increase in Hotel property-level costs and expenses and management fee expenses.

Interest Expense. Interest expense decreased by 2.9% to $30.5 million for the thirty-six weeks ended September 10, 1999 from $31.4 million for the comparable period in 1998. The decrease was primarily due to principal amortization on the commercial mortgage backed securities which results in lower principal debt balances in 1999 as compared to 1998. The weighted average interest rate for the thirty-six weeks ended September 10, 1999 was 8.5% as compared to 8.6% for the comparable period in 1998.

Net Income. As a result of the items discussed above, net income increased $1.7 million to $6.4 million, or 9.2% of revenues for the twelve weeks ended September 10, 1999 when compared to $4.7 million, or 7% of revenues for the twelve weeks ended September 11, 1998. Net income for the thirty-six weeks ended September 10, 1999 increased $1.1 million to $17.3 million, or 8.3% of revenues when compared to $16.2 million, or 8% of revenues for the thirty-six weeks ended September 11, 1998.

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

Cash provided by operations for the thirty-six weeks ended September 10, 1999 and September 11, 1998, was $34.3 million and $31.5 million, respectively. The increase in cash provided by operations is primarily due to improved operations, partially offset by the change in operating accounts during the thirty-six weeks ended September 10, 1999, as compared to the comparable period in 1998.

Cash used in investing activities was $14.3 million for the first three quarters of 1999 and $13.6 million for the first three quarters of 1998. Cash used in investing activities for 1999 includes capital expenditures of $13.8 million, primarily related to renovations and replacements of furniture, fixtures and equipment at the Partnership's Hotels as compared to $22.9 million of capital expenditures in 1998. The property improvement funds increased $447,000 for the thirty-six weeks ended September 10, 1999 as compared to a decrease of $12.2 million for the comparable period in 1998. The decrease in 1999 reflects a higher level of capital expenditures for rooms renovations in 1998 whereby a larger amount of the property improvement fund balance was utilized for these capital expenditures in 1998 as compared to 1999.

Cash used in financing activities was $16.1 million and $18.1 million for the first three quarters of 1999 and 1998, respectively. During these periods, the Partnership repaid $10.2 million and $9.4 million, respectively, of principal on the commercial mortgage backed securities. Cash used in financing activities included $5.9 million and $8.7 million of cash distributions to limited partners during the thirty-six weeks ended September 10, 1999 and September 11, 1998, respectively. In April of 1999, the Partnership utilized 1998 cash flow after debt service to make a final 1998 cash distribution of $1,500 per limited partner unit, bringing the total distribution from 1998 operations to $9.6 million or $6,500 per limited partner unit. In addition, on August 10, 1999, the Partnership distributed an interim 1999 distribution of $3.7 million or $2,500 per limited partner unit from first and second quarter 1999 partnership operations.

                             Strategy for Liquidity

During 1999, the General Partner has been working with a major investment banking firm to explore alternatives to provide liquidity for the partners in the Partnership while securing the highest possible value for the limited partners. More than 70 prospective purchasers were contacted and Partnership financial information was made available to a number of them for their review and analysis on a confidential basis. Due to the large number of Hotels in the Partnership, many prospective purchasers did not have the ability to consummate a transaction of this size. At this time, the General Partner and the investment banking firm continue in their efforts to develop a transaction that would be acceptable to a majority of the limited partners. Many factors, the most important being the operating performance trends of the Hotels over the next few months, will impact these efforts. The General Partner can make no assurances as to the outcome of these efforts.

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

Host Marriott, general partner of Host Marriott L.P., which owns directly and indirectly, more than 95% of the economic interest of the General Partner, including the 1% managing member interest, has adopted the compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 issue. Host Marriott's compliance program includes an assessment of Host Marriott's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which Host Marriott has a material relationship or whose systems are material to the operations of the Partnership's Hotels. Host Marriott's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

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

Third-Party  Systems.  The  Partnership  relies upon  operational and accounting systems  provided by third  parties,  primarily  the  Manager of its Hotels,  to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Hotels, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. Host Marriott continues to receive verbal and written assurances that these third parties are, or will be, Year 2000 compliant on time. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. The Partnership does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's management agreement generally provides for these costs to be charged to the Partnership's properties. Host Marriott expects that the Manager will incur Year 2000 costs in lieu of costs for its centralized systems related to system projects that otherwise would have been pursued and therefore, its overall level of centralized systems charges allocated to the Hotels will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Hotels. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance, the Partnership will have the right to seek recourse against the Manager under its management agreement. The management agreement, however, generally does not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

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

MII measures the  completion  of each phase based on documented  and  quantified results, weighted for System Criticality. As of September 10, 1999, the Awareness, Inventory, Assessment and Planning phases were complete for IT Applications, BIS, and Building Systems. For IT Applications, the Remediation/Replacement and Testing phases were 95% complete. Compliance Validation had been completed for over 90% of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Remediation/Replacement is over 95% complete. For BIS, Testing is approximately 80% complete and Compliance Validation is in progress. Testing is over 95% complete for Building Systems and Compliance Validation is in progress. Implementation is approximately 85% complete and Quality Assurance is 80% complete for IT Applications. For BIS, Implementation is over 95% complete and Quality Assurance is in progress. Implementation is over 95% complete and Quality Assurance is in progress for Building Systems.

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

MII has established a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes guidance for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. MII is also utilizing a Year 2000 best-practices sharing system. MII is monitoring the progress of the managed and franchised properties towards Year 2000 compliance.

Risks. There can be no assurances that Year 2000 remediation by the Partnership or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous uncertainties such as: whether significant third parties properly and timely address the Year 2000 issue and whether broad-based or systemic economic failures may occur. Host Marriott is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or disruption of hotel reservations made on centralized reservations systems and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 problem and the Partnership's dependence on third parties, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. Host Marriott's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 issue and Host Marriott believes that the possibility of significant interruptions of normal operations should be reduced.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of September 10, 1999, all of the Partnership's debt has a fixed interest rate.

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

Certain Limited Partners of the Partnership filed a lawsuit, styled Whitey Ford, et al. v. Host Marriott Corporation, et al., Case No. 96-CI-08327, in the 285th Judicial District Court of Bexar County, Texas on June 7, 1996, against Host Marriott Corporation ("Host Marriott"), Marriott International, various related entities, and others (collectively, the "Defendants"). On January 29, 1998, two other Limited Partners, A.R. Milkes and D.R. Burklew, filed a petition to expand this lawsuit into a class action. On June 23, 1998, the Court entered an order certifying a class of limited partners under Texas law. The plaintiffs allege, among other things, that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The Defendants filed answers denying all of the plaintiffs'allegations and discovery is continuing.

In March of this year, two groups of limited partners ("Palm Investors" and "Equity Resources") filed petitions to intervene in this lawsuit with respect to Partnership units that they purchased from Texas partners and some of the original plaintiffs. They elected to opt-out of the class with respect to certain units. Palm Investors also sought to raise claims relating to the 1993 split of Marriott Corporation and the Partnership's 1995 refinancing, and to add the appraiser as a defendant for its role in the refinancing. On September 24, 1999, Palm Investors dismissed that appraiser from this lawsuit. In a third amended class action complaint filed on May 24, 1999, the original class action plaintiffs asserted as derivative claims some of the claims previously asserted as individual claims. This case is presently scheduled for trial on January 3, 2000.

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit now relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Host DSM Limited Partnership (formerly known as Desert Springs Marriott Limited Partnership) and Atlanta II Limited Partnership (formerly known as Atlanta Marriott Marquis Limited Partnership), collectively, the "Six Partnerships". The plaintiffs allege that the Defendants conspired to sell hotels to the Six Partnerships for inflated prices and that they charged the Six Partnerships excessive management fees to operate the Six Partnerships' hotels. The plaintiffs further allege that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed answers to the plaintiffs' petition and asserted a number of defenses. A related case concerning the Partnership was filed by the plaintiffs' lawyers in the same court, involves similar allegations against the Defendants, and has been certified as a class action (see above). As a result of this development, the Partnership is no longer involved in the above-referenced Haas lawsuit, Case No. 98-CI-04092. In March of this year, Palm Investors and Equity Resources filed petitions to intervene in the Haas case with respect to units of Courtyard by Marriott Limited Partnership ("CBMI"). In response to these efforts, two other of the Partnership's partners, Jack L. Walker and Murray F. Weiss ("Walker & Weiss"), filed a petition to intervene and certify a class comprised of the Partnership's partners. On April 29, 1999, the court denied this motion and refused to certify the class, because of the prior-filed Schick case in Delaware, Civil Action No. 15991. Although only four of the Six Partnerships have been named as nominal defendants in the lawsuit, the partnership agreements relating to all Six Partnerships include an indemnity provision which requires the Six Partnerships, under certain circumstances, to indemnify the general partners against losses, judgments, expenses, and fees.

On April 1,  1999,  Equity  Resource  Fund X,  Equity  Resource  Fund XII,  Palm
Investors, L.L.C., and Repp Properties, L.P., limited partners in the Partnership and in CBMI, filed a derivative lawsuit on behalf of the Partnership and CBMI, against Marriott International, Inc., Host Marriott, various of their subsidiaries, and several of their current and former executives. The plaintiffs filed this lawsuit in the 150th Judicial District of Bexar County, Texas and the case was styled Equity Resource Fund X, et al. v. CBM One Corporation, et al., Case No. 99-CI-04765. The plaintiffs alleged that the defendants conspired to profit at the partnerships' expense by entering into agreements, including management agreements and ground leases, that were unfair and not commercially reasonable. The plaintiffs further alleged, among other things, that the defendants committed fraud, breached fiduciary duties, and violated provisions of various agreements. The plaintiffs sought disgorgement of all fees and rents paid under the management agreements and leases, cancellation or reformation of these agreements, damages, and replacement of the general partners. Because the General Partner believed that there was no truth to the plaintiffs' allegations and that the lawsuit was totally devoid of merit, it appointed a special litigation committee (the "SLC") under Delaware law on August 17, 1999, consisting of The Honorable William Webster and The Honorable Charles Renfrew, to (i) analyze the facts and circumstances surrounding the plaintiffs' claims;
(ii) determine whether or not prosecution of such claims are in the best interests of the Partnership; and (iii) decide what action the Partnership should take with respect to such claims. The law firm of Milbank, Tweed, Hadley & McCoy is representing the SLC and assisting the SLC in its investigation. As a result of this development, the defendants filed a motion to stay this proceeding pending the completion of the SLC's investigation. In response to this motion, the plaintiffs took a non-suit, effectively dismissing the case, on August 25, 1999. The General Partner also assigned to the SLC the same tasks with respect to the derivative claims in the Partnership's class action lawsuit, Case No. 96-CI-08327. As a result of this undertaking, the defendants have asked the Court to enter an order staying the class action lawsuit until the SLC has completed its investigation. Similarly, the SLC has asked the Court to postpone the trial for up to six months so that the SLC can complete its investigation. The Court has not yet ruled on these requests.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits: None.

b. Reports on Form 8-K: A Form 8-K was filed with the Securities and Exchange Commission on September 14, 1999. This filing, Item 5--Other Events, discloses that on September 9, 1999 the General Partner sent to the limited partners of the Partnership a letter that accompanied the Partnership's Quarterly Report on Form 10-Q. The letter disclosed the quarterly activities of the Partnership and informed the limited partners that Partnership financial information was made available to prospective purchasers for their review and analysis. A copy of the letter was included as an Item 7--Exhibit in this Form 8-K filing.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                            COURTYARD BY MARRIOTT II
                               LIMITED PARTNERSHIP

                               By:    CBM TWO LLC
                                      General Partner



October 25, 1999
                               By:   /s/ Earla L. Stowe
                                     ------------------
                                      Earla L. Stowe
                                      Vice President