Form 10-K
period 1999-12-31
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 2000-03-28
CIK 832179

Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-K

         |X|       Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999

                                       OR

         |_|        Transition Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934

                           Commission File Number:  0-16728

                        COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)

                   Delaware                                 52-1533559
------------------------------------               ----------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

             10400 Fernwood Road

              Bethesda, Maryland                             20817
-----------------------------------------------         -----------------------
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

                                                         None

================================================================================
                 Courtyard by Marriott II Limited Partnership

================================================================================



                       TABLE OF CONTENTS


                                                                       PAGE NO.

                                      PART I

Item 1.       Business........................................................1

Item 2.       Properties......................................................9

Item 3.       Legal Proceedings..............................................15

Item 4.       Submission of Matters to a Vote of Security Holders.............16


                                     PART II

Item 5.       Market For The Partnership's Limited Partnership Units
                and Related Security Holder Matters...........................17

Item 6.       Selected Financial Data.........................................18

Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................18

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk......24

Item 8.       Financial Statements and Supplementary Data.....................25

Item 9.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......................................53


                                      PART III

Item 10.      Directors and Executive Officers................................53

Item 11.      Management Remuneration and Transactions........................54

Item 12.      Security Ownership of Certain Beneficial Owners and Management..54

Item 13.      Certain Relationships and Related Transactions..................55


                                      PART IV

Item 14.      Exhibits, Supplemental Financial Statement Schedules
                and Reports on Form 8-K.......................................59


                                PART I


ITEM 1.           BUSINESS

Description of the Partnership

Courtyard by Marriott II Limited Partnership, a Delaware limited partnership (the "Partnership"), was formed on August 31, 1987 to acquire and own 70 Courtyard by Marriott hotels (the "Hotels") and the respective fee or leasehold interests in the land on which the Hotels are located. The Hotels are located in 29 states and contain a total of 10,331 guest rooms as of December 31, 1999. The Partnership commenced operations on October 30, 1987 and will terminate on December 31, 2087, unless earlier dissolved.

The Partnership is engaged solely in the business of owning and operating hotels and therefore is engaged in one industry segment. The principal offices of the Partnership are located at 10400 Fernwood Road, Bethesda, Maryland 20817.

The Hotels are operated as part of the Courtyard by Marriott system, and are managed by Courtyard Management Corporation (the "Manager"), a wholly owned subsidiary of Marriott International, Inc. ("MII"), under a long-term management agreement (the "Management Agreement"). The Management Agreement, as restated on December 30, 1995, expires in 2013 with renewals at the option of the Manager for one or more of the Hotels for up to 35 years thereafter. The Partnership may terminate the Management Agreement if, during any three consecutive years, after 1992, specified minimum operating results are not achieved. However, the Manager may prevent termination by paying the Partnership the amount by which the minimum operating results were not achieved. Upon the sale of a Hotel, the Management Agreement may be terminated with respect to that Hotel with payment of a termination fee. Prior to December 31, 2007, a maximum of 20 Hotels may be sold free and clear of the Management Agreement with payment of the termination fee. The termination fee is calculated by the Manager as the net present value of reasonably anticipated future incentive management fees. The Hotels have the right to use the Courtyard by Marriott name pursuant to the Management Agreement and, if the Management Agreement is terminated or not renewed, the Partnership would lose that right for all purposes (except as part of the Partnership's name). See Item 13, "Certain Relationships and Related Transactions."

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

Additionally, the Partnership formed a wholly-owned subsidiary, Courtyard II Associates Management Corporation (the "Managing General Partner"). The Managing General Partner was formed to be the managing general partner with a 1% general partner interest in Courtyard II Associates, L.P. ("Associates"), a Delaware limited partnership. The Partnership owns a 1% general partner interest and a 98% limited partner interest in Associates. On January 24, 1996, the Partnership contributed 69 Hotels and their related assets to Associates. The formation of Associates resulted in the Partnership's primary assets being its direct and indirect interest in Associates. Additionally, substantially all of Associates' net equity is restricted to dividends, loans or advances to the Partnership.

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

CBM Funding Corporation, ("CBM Funding"), a wholly-owned subsidiary of Associates, was also formed to fund a mortgage loan (the "Mortgage Loan") to Associates from the proceeds of the sale of the multi-class commercial mortgage pass-through certificates.

On April 17, 1998, Host Marriott, the parent of CBM Two, announced that its Board of Directors authorized the company to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999 (the "REIT Conversion"). On December 29, 1998, Host Marriott announced that it had completed substantially all the steps necessary to complete the REIT Conversion and expected to qualify as a REIT under the applicable Federal income tax laws beginning January 1, 1999. Subsequent to the REIT Conversion, Host Marriott is referred to as Host REIT. In connection with the REIT Conversion, Host REIT contributed substantially all of its hotel assets to a newly-formed partnership, Host Marriott L.P. ("Host LP") which is owned 78% by Host Marriott and 22% by outside partners.

In connection with Host Marriott's REIT Conversion, the following steps occurred. Host Marriott formed CBM Two LLC, a Delaware single member limited liability company, having two classes of member interests (Class A - 1% economic interest, managing; Class B - 99% economic interest, non-managing). CBM Two merged into CBM Two LLC on December 22, 1998 and CBM Two ceased to exist. On December 28, 1998, Host Marriott contributed its entire interest in CBM Two LLC to Host LP. Finally on December 30, 1998, Host LP contributed its 99% Class B interest in CBM Two LLC to Rockledge Hotel Properties, Inc. ("Rockledge"), a Delaware corporation which is owned 95% by Host LP (economic non-voting interest) and 5% by Host Marriott Statutory/Charitable Employee Trust, a Delaware statutory business trust (100% of the voting interests). As a result, the sole general partner of the Partnership is CBM Two LLC (the "General Partner"), with a Class A 1% managing economic interest owned by Host LP and a Class B 99% non-managing economic interest owned by Rockledge. With the merger of CBM Two into the General Partner, the General Partner became the holder of the Units previously acquired by CBM Two. Therefore, as of December 31, 1999, the General Partner owns a total of 21.5 Units representing a 1.39% limited partnership interest in the Partnership.

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

Debt

On January 24, 1996, the Partnership completed a refinancing of the Partnership's existing debt through the private placements of $127.4 million of senior secured notes (the "Senior Notes") and $410.2 million of multi-class commercial mortgage pass-through certificates (the "Certificates" or "Mortgage Loan").

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

In connection with Host Marriott's conversion to a REIT, a change of control occurred when Host Marriott ceased to own, directly or indirectly, all of the outstanding equity interest of the General Partner of the Partnership. Although such a change of control has occurred, Host REIT continues to own, indirectly, a substantial majority of the economic interest in the General Partner of the Partnership and, through Host LP, has certain voting rights with respect to the General Partner.

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

The balance of the Certificates was $355.8 million at December 31, 1999. Principal payments of $15.4 million on the Certificates were made during 1999.

The Certificates/Mortgage Loan maturities as of December 31, 1999 are as follows (in thousands):

                    2000                  $      16,642
                    2001                         17,934
                    2002                         19,326
                    2003                         20,827
                    2004                         22,444
                 Thereafter                     258,608
                                          $     355,781

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

Material Contracts

Management Agreement

The primary provisions are discussed in Item 13, "Certain Relationships and Related Transactions."

Ground Leases

The land on which 53 of the Hotels are located is leased from affiliates of MII. In addition, eight of the Hotels are located on land leased from third parties. The land leases have remaining terms (including renewal options) expiring between the years 2024 and 2068. The MII land leases and the third party land leases provide for rent based on specific percentages (from 2% to 15%) of certain revenue categories subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. The Partnership also rents certain equipment for use in the Hotels. For 1999, the Partnership paid a total of $13,368,000 in ground rent. See Item 2, "Properties" for a listing of Hotels that have ground leases.

In connection with the refinancing, the Partnership, as lessee, transferred its rights and obligations pursuant to the 53 ground leases with affiliates of MII to Associates. Additionally, affiliates of MII agreed to defer receipt of their ground lease payments to the extent that the Partnership or Associates has insufficient funds for debt service payments on the Senior Notes and the Mortgage Loan.

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

Significant competitors in the moderately-priced lodging segment include Holiday Inn, Ramada Inn, Four Points by Sheraton, Hampton Inn and Hilton Garden Inns. The lodging industry in general, and the moderately-priced segment in particular, is highly competitive, but the degree of competition varies from location to location. An increase in supply growth began in 1996 with the introduction of a number of new national brands. It is expected that Courtyard will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new mid-priced brands including Wingate Hotels, Hilton Garden Inns, Four Points by Sheraton, AmeriSuites, Hampton Inn and Hampton Inn and Suites.

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

ITEM 2. PROPERTIES

Introduction

The properties consisted of 70 Courtyard by Marriott hotels as of December 31, 1999. The Hotels have been in operation for at least ten years. The Hotels range in age between 10 and 14 years. The Hotels are geographically diversified among 29 states, and no state has more than nine Hotels.

The  lodging  industry  in  general,  and  the   moderately-priced   segment  in
particular, is highly competitive, but the degree of competition varies from location to location. See Item 1, "Business--Competition."

The following table summarizes certain attributes of each of the Hotels.

* Essex House Condominium Corporation is a subsidiary of Marriott International, Inc.



                    COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                                   SUMMARY OF PROPERTIES
                                    (70 COURTYARD HOTELS)


                      PROPERTY                     TITLE TO LAND        # OF ROOMS    OPENING DATE

   1           Birmingham/Homewood, AL             Owned in fee            140          12/21/85
              500 Shades Creek Parkway
                 Homewood, AL 35209

   2            Birmingham/Hoover, AL         Leased from Essex House      153          08/08/87
            1824 Montgomery Highway South       Condominium Corp.*
                  Hoover, AL 35244

   3               Huntsville, AL             Leased from Essex House      149          08/15/87
                4808 University Drive           Condominium Corp.*
                Huntsville, AL 35816

   4              Phoenix/Mesa, AZ            Leased from Essex House      148          03/19/88
               1221 S. Westward Avenue          Condominium Corp.*
                   Mesa, AZ 85210

   5           Phoenix/Metrocenter, AZ        Leased from Essex House      146          11/29/87
                9631 N. Black Canyon            Condominium Corp.*
                  Phoenix, AZ 85021

   6             Tucson Airport, AZ           Leased from Essex House      149          10/01/88
               2505 E. Executive Drive          Condominium Corp.*
                  Tucson, AZ 85706

   7               Little Rock, AR            Leased from Essex House      149          05/28/88
           10900 Financial Centre Parkway       Condominium Corp.*
                Little Rock, AR 72211

   8               Bakersfield, CA            Leased from Essex House      146          02/13/88
                 3601 Marriott Drive            Condominium Corp.*
                Bakersfield, CA 93308

   9                Cupertino, CA               Leased from Vallco         149          05/14/88
                 10605 N. Wolfe Road                Park, Ltd.
                 Cupertino, CA 95014

   10              Foster City, CA            Leased from Essex House      147          09/26/87
                   550 Shell Blvd.              Condominium Corp.*
                Foster City, CA 94404

   11                Fresno, CA                Leased from Richard,        146          09/13/86
                 140 E. Shaw Avenue            Miche, Aram & Aznive
                  Fresno, CA 93710                   Erganian

   12           Hacienda Heights, CA          Leased from Essex House      150          03/28/90
                  1905 Azusa Avenue             Condominium Corp.*
             Hacienda Heights, CA 91745

   13        Marin/Larkspur Landing, CA       Leased from Essex House      146          07/25/87
            2500 Larkspur Landing Circle        Condominium Corp.*
                 Larkspur, CA 94939

   14             Palm Springs, CA            Leased from Essex House      149          10/08/88
               300 Tahquitz Canyon Way          Condominium Corp.*
               Palm Springs, CA 92262
   15               Torrance, CA              Leased from Essex House      149          10/15/88
            2633 West Sepulveda Boulevard       Condominium Corp.*
                 Torrance, CA 90505

   16                Boulder, CO              Leased from Essex House      148          08/06/88
               4710 Pearl East Circle           Condominium Corp.*
                  Boulder, CO 80301

   17                Denver, CO                    Owned in fee            146          08/15/87
                7415 East 41st Avenue
                  Denver, CO 80301

   18           Denver/Southeast, CO          Leased from Essex House      152          05/30/87
                6565 S. Boston Street           Condominium Corp.*
                 Englewood, CO 80111

   19                Norwalk, CT             Leased from Mary Fabrizio     145          07/30/88
                   474 Main Avenue
                  Norwalk, CT 06851

   20              Wallingford, CT            Leased from Essex House      149          04/21/90
                  600 Northrop Road             Condominium Corp.*
                Wallingford, CT 06492

   21               Ft. Myers, FL             Leased from Essex House      149          08/27/88
                 4455 Metro Parkway             Condominium Corp.*
                 Ft. Myers, FL 33901

   22       Ft. Lauderdale/Plantation, FL     Leased from Essex House      149          09/21/88
                7780 S.W. 6th Street            Condominium Corp.*
                Plantation, FL 33324

   23            St. Petersburg, FL           Leased from Essex House      149          10/14/89
                3131 Executive Drive            Condominium Corp.*
                Clearwater, FL 34622

   24            Tampa/Westshore, FL                Leased from            145          10/27/86
                  3805 West Cypress             Hotsinger, Inc. and
                   Tampa, FL 33607                 Owned in fee

   25            West Palm Beach, FL          Leased from Essex House      149          01/14/89
               600 Northpoint Parkway           Condominium Corp.*
              West Palm Beach, FL 33407

   26         Atlanta Airport South, GA            Owned in fee            144          06/15/86
                 2050 Sullivan Road
               College Park, GA 30337

   27         Atlanta/Gwinnett Mall, GA       Leased from Essex House      146          03/19/87
                3550 Venture Parkway            Condominium Corp.*
                  Duluth, GA 30136

   28        Atlanta/Perimeter Ctr., GA       Leased from Essex House      145          12/12/87
            6250 Peachtree-Dunwoody Road        Condominium Corp.*
                  Atlanta, GA 30328

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

   31           Chicago/Deerfield, IL              Owned in fee            131          01/02/86
                 800 Lake Cook Road
                 Deerfield, IL 60015

   32           Chicago/Glenview, IL          Leased from Essex House      149          07/08/89
                180l Milwaukee Avenue           Condominium Corp.*
                 Glenview, IL 60025

   33         Chicago/Highland Park, IL       Leased from Essex House      149          06/10/88
                 1505 Lake Cook Road            Condominium Corp.*
               Highland Park, IL 60035

   34         Chicago/Lincolnshire, IL             Owned in fee            146          07/20/87
                505 Milwaukee Avenue
               Lincolnshire, IL 60069

   35       Chicago/Oakbrook Terrace, IL           Owned in fee            147          05/09/86
                6 TransAm Plaza Drive
             Oakbrook Terrace, IL 60181

   36           Chicago/Waukegan, IL          Leased from Essex House      149          05/28/88
                 800 Lakehurst Road             Condominium Corp.*
                 Waukegan, Il 60085

   37           Chicago/Wood Dale, IL         Leased from Essex House      149          07/02/88
                900 N. Wood Dale Road           Condominium Corp.*
                 Wood Dale, IL 60191

   38               Rockford, IL                   Owned in fee            147          04/12/86
                7676 East State Road
                 Rockford, IL 61108

   39        Indianapolis/Castleton, IN       Leased from Essex House      146          06/06/87
               8670 Allisonville Road           Condominium Corp.*
               Indianapolis, IN 46250

   40       Kansas City/Overland Park, KS     Leased from Essex House      149          01/14/89
                11301 Metcalf Avenue            Condominium Corp.*
               Overland Park, KS 66212

   41            Lexington/North, KY          Leased from Essex House      146          06/04/88
                  775 Newtown Court             Condominium Corp.*
                 Lexington, KY 40511


   42               Annapolis, MD             Leased from Essex House      149          03/04/89
                   2559 Riva Road               Condominium Corp.*
                 Annapolis, MD 21401

   43             Silver Spring, MD           Leased from Essex House      146          08/06/88
               12521 Prosperity Drive           Condominium Corp.*
               Silver Spring, MD 20904



   44            Boston/Andover, MA           Leased from Essex House      146          12/03/88
                 10 Campanelli Drive            Condominium Corp.*
                  Andover, MA 01810

   45            Detroit Airport, MI          Leased from Essex House      146          12/12/87
                  30653 Flynn Drive             Condominium Corp.*
                  Romulus, MA 48174

   46            Detroit/Livonia, MI          Leased from Essex House      148          03/12/88
             17200 N. Laurel Park Drive         Condominium Corp.*
                  Livonia, MI 48152

   47          Minneapolis Airport, MN        Leased from Essex House      146          06/13/87
                1352 Northland Drive            Condominium Corp.*
              Mendota Heights, MN 55120

   48         St. Louis/Creve Coeur, MO       Leased from Essex House      154          07/22/87
               828 N. New Ballas Road           Condominium Corp.*
                Creve Coeur, MO 63146

   49          St. Louis/Westport, MO         Leased from Essex House      149          08/20/88
           11888 Westline Industrial Drive      Condominium Corp.*
                 St. Louis, MO 63146

   50           Lincroft/Red Bank, NJ         Leased from Essex House      146          05/28/88
                 245 Half Mile Road             Condominium Corp.*
                 Red Bank, NJ 07701

   51             Poughkeepsie, NY             Leased from Pizzgalli       149          06/04/88
                   408 South Road               Investment Company
                  Poughkeepsie, NY

   52                  Rye, NY                Leased from Essex House      145          03/19/88
                 631 Midland Avenue             Condominium Corp. *
                    Rye, NY 10580

   53         Charlotte/South Park, NC          Leased from Queens         149          03/25/89
                6023 Park South Drive            Properties, Inc.
                 Charlotte, NC 28210

   54             Raleigh/Cary, NC            Leased from Essex House      149          06/25/88
              102 Edinburgh Drive South         Condominium Corp.*
                   Cary, NC 27511

   55              Dayton Mall, OH            Leased from Essex House      146          09/19/87
                 100 Prestige Place             Condominium Corp.*
                Miamisburg, OH 45342

   56                Toledo, OH               Leased from Essex House      149          04/30/88
                1435 East Mall Drive            Condominium Corp.*
                  Holland, OH 43528

   57         Oklahoma City Airport, OK       Leased from Essex House      149          07/23/88
               4301 Highline Boulevard          Condominium Corp.*
               Oklahoma City, OK 73108



   58          Portland-Beaverton, OR         Leased from Essex House      149          02/11/89
               8500 S.W. Nimbus Drive           Condominium Corp.*
                 Beaverton, OR 97005

   59          Philadelphia/Devon, PA         Leased from Three Devon      149          11/19/88
                762 W. Lancaster Ave.            Square Associates
                   Wayne, PA 19087

   60               Columbia, SC              Leased from Essex House      149          01/28/89
                347 Zimalcrest Drive            Condominium Corp.*
                 Columbia, SC 29210

   61              Greenville, SC             Leased from Essex House      146          03/05/88
                70 Orchard Park Drive           Condominium Corp.*
                Greenville, SC 29615

   62            Memphis Airport, TN          Leased from Essex House      145          07/15/87
              1780 Nonconnah Boulevard          Condominium Corp.*
                  Memphis, TN 38132

   63           Nashville Airport, TN         Leased from Essex House      145          01/23/88
                 2508 Elm Hill Pike             Condominium Corp.*
                 Nashville, TN 37214

   64           Dallas/Northeast, TX          Leased from Essex House      149          01/16/88
                 1000 South Sherman             Condominium Corp.*
                Richardson, TX 75081

   65             Dallas/Plano, TX                 Owned in fee            149          05/07/88
                4901 W. Plano Parkway
                   Plano, TX 75093

   66            Dallas/Stemmons, TX          Leased from Essex House      146          09/12/87
                 2383 Stemmons Trail            Condominium Corp.*
                  Dallas, TX 75220

   67         San Antonio/Downtown, TX        Leased from Essex House      149          02/03/90
                600 Santa Rosa South            Condominium Corp.*
                San Antonio, TX 78204

   68            Charlottesville, VA          Leased from Essex House      150          01/21/89
                 638 Hillsdale Drive            Condominium Corp.*
              Charlottesville, VA 22901

   69               Manassas, VA              Leased from Essex House      149          03/04/89
              10701 Battleview Parkway          Condominium Corp.*
                 Manassas, VA 22110

   70          Seattle/Southcenter, WA        Leased from Essex House      149          03/11/89
                400 Andover Park West           Condominium Corp.*
                  Tukwila, WA 98188




                               Grand Total:                       10,331 Rooms

ITEM 3.  LEGAL PROCEEDINGS

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

On March 9, 2000, the Defendants entered into a settlement agreement with counsel to the plaintiffs to resolve the Haas and the Whitey Ford litigation. The settlement is subject to numerous conditions, including partnership agreement amendments, participation thresholds, court approval and various consents. Under the terms of the settlement, the limited partners of the Partnership who elect to participate would be paid $147,959 per Unit ($217,499,730 in the aggregate, if the holders of all Units participate) in exchange for the conveyance of all limited partner Units to a joint venture to be formed between affiliates of Host Marriott and MII, dismissal of the litigation and a complete release of all claims. This amount would be reduced by the amount of attorneys' fees awarded by the court. Limited partners who opt out of the settlement would have their interests in the Partnership converted into the right to receive the value of their interests in cash (excluding any amount related to their claims against the Defendants and retain their individual claims against the Defendants). The Defendants may terminate the settlement if the holders of more than 10% of the Partnership's 1,470 limited partner Units choose not to participate, if the holders of more than 10% of the limited partner units in any one of the other partnerships involved in the litigation choose not to participate or if certain other conditions are not satisfied. The Manager will continue to manage the Partnership's Hotels under long-term agreements. The details of the settlement will be contained in a court-approved notice and purchase offer/consent solicitation to the Partnership's limited partners.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first date of each accounting period and may be made only to accredited investors. All transfers are subject to approval by the General Partner. As of December 31, 1999, there were 1,481 holders (including holders of half-units) of record of the Partnership's 1,470 Units.

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

As of December 31, 1999, the Partnership has distributed a total of $100,467,000 to the limited partners ($68,345 per limited partner unit) since inception. During 1999, $8,820,000 ($4,500 and $1,500 per limited partner unit from 1999 and 1998 operations, respectively) was distributed to the limited partners and an additional $3,675,000 ($2,500 per limited partner unit) was distributed to the limited partners in February 2000 bringing the total distribution from 1999 operations to $10,290,000 ($7,000 per limited partner unit). The Partnership distributed $9,555,000 to the limited partners ($6,500 per limited partner unit) from 1998 operations. The Partnership distributed $13,230,000 to the limited partners ($9,000 per limited partner unit) from 1997 operations. No distributions of Capital Receipts have been made since inception.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years in the period ended December 31, 1999 presented in accordance with accounting principles generally accepted in the United States.


                                                      1999          1998         1997         1996         1995
                                                                (in thousands, except per unit amounts)

Income Statement Data:

Revenues...........................................$   292,982  $   284,251  $   275,021  $   263,707   $   245,825

Operating profit...................................     59,671       58,960       58,771       54,012        46,296

Net income.........................................     17,838       16,950       15,691       10,541        11,215

Net income per limited
   partner unit (1,470 Units)......................     11,528       10,954       10,140        6,812         7,248

Balance Sheet Data:

Total assets.......................................$   522,943  $   528,340  $   536,715  $   547,099   $   567,530

Total liabilities..................................    537,815      552,230      567,412      579,040       603,030

Cash distributions per limited
   partner unit (1,470 Units)......................      6,000        6,900        9,850        4,750         1,846




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

Certain matters discussed in this Form 10-K include forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. The cautionary statements set forth in reports filed under the Securities Act of 1934 contained important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will affect, among other things, demand for products and services of the hotels and other properties, the level of room rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to compete effectively in areas such as access, location, quality of accommodations and room rate structures; (iii) changes in travel patterns, taxes and government regulations which influence or determine wages, prices, construction costs and procedures; (iv) governmental approvals, actions and initiatives including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof; and (v) the effects of tax legislative action. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

GENERAL

The following discussion and analysis addresses results of operations for the fiscal years ended December 31, 1999, 1998 and 1997. During the period from 1997 through 1999, Partnership total hotel revenues grew from $275.0 million to $293.0 million. Growth in room revenues, and thus hotel revenues, is driven primarily by growth in revenue per available room ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels which represents the combination of daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage and other ancillary revenues generated by the property. REVPAR increased 6% during the period from 1997 through 1999 to $70 from $66. During the period from 1997 through 1999, the Hotels' combined average room rate increased by $7.00 from $82.09 to $89.09, while the combined average occupancy decreased from 80.3% to 79.0%.

RESULTS OF OPERATIONS

The following table shows selected combined operating and financial statistics for the Hotels (in thousands, except combined average occupancy, combined average daily room rate, REVPAR and number of rooms):


                                                                                   Year Ended December 31,
                                                                            1999            1998           1997

Combined average occupancy...............................................      79.0%          79.0%           80.3%
Combined average daily room rate.........................................$     89.09    $     86.99     $     82.09
REVPAR...................................................................$     70.38    $     68.72     $     65.92
Number of rooms..........................................................     10,331         10,331          10,331
Room revenues............................................................$   265,137    $   258,099     $   248,012
Food and beverage revenues...............................................     17,686         17,219          17,436
Other revenues...........................................................     10,159          8,933           9,573
   Total hotel revenues..................................................    292,982        284,251         275,021
Direct hotel operating costs and expenses................................    147,129        141,398         133,791
House profit.............................................................$   145,853    $   142,853     $   141,230

     The  following  table  shows  selected   components  of  the  Partnership's
     operating income as a percentage of total hotel revenues.



                                                                                       Year Ended December 31,
                                                                            1999            1998           1997
Hotel revenues:
   Room revenues.........................................................      90.5%          90.8%           90.2%
   Food and beverage revenues............................................        6.0            6.1             6.3
   Other.................................................................        3.5            3.1             3.5
     Total hotel revenues................................................      100.0          100.0           100.0
Direct operating costs and expenses......................................       50.2           49.7            48.6
House profit.............................................................       49.8           50.3            51.4
Indirect hotel operating costs and expenses:
   Depreciation..........................................................        9.4            9.8            10.2
   Base and Courtyard management fees....................................        6.0            6.0             6.0
   Incentive management fees.............................................        4.5            4.5             4.7
   Ground rent...........................................................        4.5            4.5             4.5
   Property taxes........................................................        3.8            3.8             3.6
   Insurance and other...................................................        1.2            1.0             1.0
   Total indirect hotel operating costs and expenses.....................       29.4           29.6            30.0
     Operating profit....................................................      20.4%          20.7%           21.4%



1999 Compared to 1998

     Hotel Revenues. In 1999 hotel revenues increased $8.7 million, or 3.1%, to $293 million when compared to 1998 due to the increase in rooms revenue discussed below and telephone revenues.

     Rooms Revenues. Rooms revenues increased $7.0 million in 1999 to $265.1 million, a 2.7% increase when compared to 1998. The increase in revenues was achieved through an increase in the combined average room rate from $86.99 in 1998 to $89.09 in 1999. The combined average occupancy remained consistent with 1998.

     Total Hotel Property-Level Costs and Expenses. The 1999 total hotel property-level costs and expenses increased $5.7 million, or 4.1%. The increase is primarily due to increases in both rooms and food and beverage costs.

     Rooms Costs. In 1999 rooms costs increased $3.9 million, or 7.0%, when compared to 1998. The overall increase in rooms costs and expenses is due to an increase in salary and benefits as the hotel's endeavor to maintain competitive wage scales.

     Base and Courtyard Management Fees. Base and Courtyard management fees increased by 3%, or $524,000, in 1999 when compared to 1998. Base and Courtyard management fees are calculated as a percentage of total hotel revenues. Accordingly, with the increase in total hotel revenues described above, these fees also increased.

     Insurance and Other. Insurance and other increased by 57.8%, or $1.3 million in 1999 when compared to 1998. The increase is attributable to increases in legal expenses related to the litigation discussed in Note 9.

     Interest Expense. Interest expense decreased by 2% to $43.6 million in 1999 from $44.7 million in 1998. This decrease is due to principal amortization of $15.4 million on the Certificates/Mortgage Loan.

1998 Compared to 1997

     Hotel Revenues. In 1998, hotel revenues increased $9.2 million, or 3.4%, to $284.3 million when compared to 1997 due to the increase in rooms revenues described below partially offset by slight decreases in food and beverage and other revenues.

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

     Rooms Costs. In 1998, rooms costs increased $3.6 million, or 6.8%, when compared to 1997. The increase costs is due to an increase in certain variable costs related to the increase in rooms revenues.

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

CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's financing needs have been historically funded through loan agreements with independent financial institutions. The General Partner believes that cash from Hotel operations will be sufficient to make the required debt service payments, to fund the current capital expenditures needs of the Hotels as well as to make cash distributions to the limited partners.

Principal Sources and Uses of Cash

     The Partnership's principal source of cash is from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund and to make distributions to limited partners. Cash provided by operations was $47.1 million, $44.5 million and $44.8 million for the years ended 1999, 1998 and 1997, respectively.

     Cash used in investing activities was $17.4 million, $15.8 million and $17.6 million for 1999, 1998 and 1997, respectively. Contributions to the property improvement fund which represents 5% of total hotel revenues, were $14.6 million, $14.2 million and $13.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. Cash used in investing activities for 1999, 1998 and 1997 includes capital expenditures of $18.4 million, $36.1 million and $24.9 million, respectively. The Management Agreement requires annual contributions to a property improvement fund to ensure that the physical condition and product quality of the Hotels are maintained. Contributions to this fund are based on a percentage of annual total hotel revenues, currently equal to 5%. The Partnership believes that the 5% contribution requirement is consistent with industry standards and provides a sufficient reserve for the current capital repair and replacement needs of the Hotels. In accordance with the Management Agreement, the annual required contribution percentage may increase up to 6% in 2001 at the option of the Manager. The balance in the fund totaled $5.4 million and $6.5 million as of December 31, 1999 and 1998, respectively. The capital expenditures for 1999 and 1998 included room renovations at 14 and 23 of the Partnership Hotels, respectively. All such capital expenditures were funded from the property improvement fund. Rooms renovations totaling $2.6 million are scheduled to be completed at three of the Partnership Hotels in 2000. The Partnership will have sufficient funds to complete the renovations.

     Cash used in financing activities was $24.3 million, $24.5 million and $27.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. These totals include $8.8 million, $10.1 million and $14.5 million of cash distributions to limited partners in 1999, 1998 and 1997, respectively.

     During 1999, 1998 and 1997, the Partnership repaid $15.4 million, $14.3 million and $13.3 million, respectively, of principal on the commercial mortgage backed securities. The Partnership also paid $42.0 million, $43.1 million and $44.2 million of interest on its debts in 1999, 1998 and 1997, respectively. The Partnership expects to make principal repayments of $16.6 million in 2000.

     Pursuant to the terms of the Certificate/Mortgage Loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of MII is downgraded by Standard and Poor's Rating Services. The assumption of additional debt associated with MII's acquisition of the Renaissance Hotel Group N.V., resulted in a single downgrade of MII's long-term senior unsecured debt, effective April 1, 1997. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

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

Deferred Management Fees

     The Management Agreement provides for annual payments of (i) the base management fee equal to 3.5% of gross revenues from the Hotels, (ii) the Courtyard management fee equal to 2.5% of gross revenues from the Hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined (20% of operating profit after the Partners have received refinancing proceeds equal to 50% of the excess of (a) $154,736,842 over
     (b) cumulative distributions of adjusted sale proceeds.

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

     The priority return to the Partnership, as defined, was reduced from 10% of invested capital to 7% in 1996, 8% in 1997, 9% in 1998 and then returning to 10% for 1999 and thereafter. Operating profit from the Hotels (which reflects the deduction of the base and Courtyard management fees and MII ground rent) will be used to pay the following, in order of priority: (i) debt service on the Senior Notes and Mortgage Loan, (ii) to repay working capital loans to the Manager, (iii) to repay deferred ground rent to affiliates of MII, (iv) to repay ground lease advances to affiliates of MII, (v) the priority return to the Partnership which was 10%, 9% and 8% of invested capital for 1999, 1998 and 1997, respectively, (vi) eighty percent of the remaining operating profit is applied to the payment of current incentive management fees, (vii) to repay advances to the Partnership,
     (viii) to repay foreclosure avoidance advances to the Manager and (ix) fifty percent of the remaining operating profit after payment of (i) through (viii) to repay deferred management fees to the Manager and the other fifty percent is paid to the Partnership.

     During 1999 and 1998, $609,000 and $415,000, respectively, of deferred incentive management fees were paid. Deferred incentive management fees were $3,560,000 and $4,169,000 as of December 31, 1999 and 1998,
     respectively. Deferred Courtyard management fees totaled $22,341,000 as of December 31, 1999 and 1998. Deferred base management fees totaled $7,904,000 as of December 31, 1999 and 1998.

Competition

     The moderately priced lodging segment continues to be highly competitive. An increase in supply growth continued through 1999 with the introduction of a number of new national brands. The Partnership is continually making improvements at the Hotels intended to enhance the overall value and competitiveness of the Hotels. It is expected that Courtyard will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new mid-priced brands including Wingate Hotels, Hilton Garden Inns, Four Points by Sheraton, AmeriSuites, Hampton Inn and Hampton Inn and Suites.

Inflation

     The rate of inflation has been relatively low in the past four years. The Manager is generally able to pass through increased costs to customers through higher room rates and prices. In 1999, the growth in average room rates of Courtyard Hotels kept pace with inflationary costs.

Seasonality

     Demand, and thus room occupancy, is affected by normally recurring seasonal patterns. For most of the Hotels, demand is higher in the spring and summer months (March through October) than during the remainder of the year.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

     The Partnership does not have a significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of December 31, 1999, all of the Partnership's debt has a fixed interest rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Index                                                                                                     Page

Courtyard by Marriott II Limited Partnership Consolidated Financial Statements:

     Report of Independent Public Accountants.............................................................    26

     Consolidated Statement of Operations.................................................................    27

     Consolidated Balance Sheet...........................................................................    28

     Consolidated Statement of Changes in Partners' Capital (Deficit).....................................    29

     Consolidated Statement of Cash Flows.................................................................    30

     Notes to Consolidated Financial Statements...........................................................    31

Courtyard II Associates, L.P. and Subsidiaries Consolidated Financial Statements:

     Report of Independent Public Accountants.............................................................    41

     Consolidated Statement of Operations.................................................................    42

     Consolidated Balance Sheet...........................................................................    43

     Consolidated Statement of Changes in Partners' Capital...............................................    44

     Consolidated Statement of Cash Flows.................................................................    45

     Notes to Consolidated Financial Statements...........................................................    46


                Report of Independent Public Accountants

TO THE PARTNERS OF COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP:

     We have audited the accompanying consolidated balance sheet of Courtyard by Marriott II Limited Partnership (a Delaware limited partnership) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the three years ended December 31, 1999. These financial statements and the schedules referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Courtyard by Marriott II Limited Partnership and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the three years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

                                                          ARTHUR ANDERSEN LLP



Vienna, Virginia
March 17, 2000

                          Consolidated Statement of Operations
               Courtyard by Marriott II Limited Partnership and Subsidiaries

                    For the Years Ended  December  31,  1999,  1998 and 1997 (in
                      thousands, except Unit and per Unit amounts)




                                                                                1999             1998              1997
REVENUES

   Hotel revenues

     Rooms.................................................................$     265,137     $     258,099    $     248,012
     Food and beverage.....................................................       17,686            17,219           17,436
     Other.................................................................       10,159             8,933            9,573
       Total hotel revenues................................................      292,982           284,251          275,021

OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms.................................................................       59,873            55,962           52,405
     Food and beverage.....................................................       15,594            14,991           15,145
     Other department costs and expenses...................................        2,492             2,928            2,943
     Selling, administrative and other.....................................       69,170            67,517           63,298
       Total hotel property-level costs and expenses.......................      147,129           141,398          133,791
   Depreciation............................................................       27,397            27,895           28,131
   Base and Courtyard management fees......................................       17,579            17,055           16,501
   Incentive management fee................................................       13,322            12,895           12,878
   Ground rent.............................................................       13,249            12,921           12,480
   Property taxes..........................................................       11,143            10,914            9,938
   Insurance and other.....................................................        3,492             2,213            2,531
       Total operating costs and expenses..................................      233,311           225,291          216,250

OPERATING PROFIT...........................................................       59,671            58,960           58,771
   Interest expense........................................................      (43,577)          (44,686)         (45,778)
   Interest income.........................................................        1,744             2,676            2,698

NET INCOME.................................................................$      17,838     $      16,950    $      15,691

ALLOCATION OF NET INCOME
   General Partner.........................................................$         892     $         847    $         785
   Limited Partners........................................................       16,946            16,103           14,906
                                                                           $      17,838     $      16,950    $      15,691

NET INCOME PER LIMITED PARTNER UNIT (1,470 Units)..........................$      11,528     $      10,954    $      10,140









The accompanying notes are an integral part of these consolidated financial statements.

                               Consolidated Balance Sheet
            Courtyard by Marriott II Limited Partnership and Subsidiaries

                               December 31, 1999 and 1998
                                       (in thousands)





                                                                                                     1999              1998
ASSETS

   Property and equipment, net...............................................................$     454,412    $     463,650
   Deferred financing costs, net of accumulated amortization.................................       12,690           14,262
   Due from Courtyard Management Corporation.................................................        8,795            8,739
   Other assets..............................................................................           11               66
   Property improvement fund.................................................................        5,395            6,466
   Restricted cash...........................................................................       18,299           17,254
   Cash and cash equivalents.................................................................       23,341           17,903
                                                                                             $     522,943    $     528,340

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES

   Debt......................................................................................$     483,181    $     498,624
   Management fees due to Courtyard Management Corporation...................................       33,805           34,414
   Due to Marriott International, Inc. and affiliates........................................        8,812            8,931
   Accounts payable and accrued liabilities..................................................       12,017           10,261

         Total Liabilities...................................................................      537,815          552,230

PARTNERS' CAPITAL (DEFICIT)
   General Partner

     Capital contribution....................................................................       11,306           11,306
     Cumulative net losses...................................................................       (2,717)          (3,609)
     Capital distributions...................................................................         (278)            (278)
                                                                                                     8,311            7,419

   Limited Partners

     Capital contributions, net of offering costs of $17,189.................................      129,064          129,064
     Cumulative net losses...................................................................      (51,627)         (68,573)
     Capital distributions...................................................................     (100,467)         (91,647)
     Investor notes receivable...............................................................         (153)            (153)
                                                                                                   (23,183)         (31,309)

         Total Partners' Deficit.............................................................      (14,872)         (23,890)

                                                                                             $     522,943    $     528,340






The accompanying notes are an integral part of these consolidated financial statements.




                          Consolidated Statement of Changes in
                               Partners' Capital (Deficit)
                 Courtyard by Marriott II Limited  Partnership and  Subsidiaries
                      For the Years Ended December 31, 1999, 1998 and 1997

                                       (in thousands)






                                                                               General          Limited
                                                                               Partner         Partners            Total

Balance, December 31, 1996.................................................$       5,787     $     (37,728)   $     (31,941)

   Capital distributions...................................................           --           (14,479)         (14,479)
   Payments received on investor notes receivable..........................           --                32               32
   Net income..............................................................          785            14,906           15,691

Balance, December 31, 1997.................................................        6,572           (37,269)         (30,697)

   Capital distributions...................................................           --           (10,143)         (10,143)
   Net income..............................................................          847            16,103           16,950

Balance, December 31, 1998.................................................        7,419           (31,309)         (23,890)

   Capital distributions...................................................           --            (8,820)          (8,820)
   Net income..............................................................          892            16,946           17,838

Balance, December 31, 1999.................................................$       8,311     $     (23,183)   $     (14,872)























The accompanying notes are an integral part of these consolidated financial statements.



                          Consolidated Statement of Cash Flows
              Courtyard by Marriott II Limited Partnership and Subsidiaries

                For the Years Ended December 31, 1999, 1998 and 1997
                                      (in thousands)



                                                                                     1999            1998           1997
OPERATING ACTIVITIES
   Net income.....................................................................$    17,838    $    16,950    $    15,691
   Noncash items:
     Depreciation.................................................................     27,397         27,895         28,131
     Amortization of deferred financing costs as interest.........................      1,572          1,571          1,572
     Loss on disposition of fixed assets..........................................        291             --             --
     Amortization of prepaid expenses.............................................          9              8              1
   Changes in operating accounts:
     Accounts payable and accrued liabilities.....................................        634           (196)          (860)
     Management fees due to Courtyard Management Corporation......................       (609)          (415)        (1,613)
     Due to Host Marriott Corporation.............................................        374            (63)            32
     Change in real estate tax and insurance, net.................................       (237)        (1,341)          (129)
     Change in debt service reserve...............................................        (80)            --             --
     Due from Courtyard Management Corporation....................................        (56)            79          1,997

         Cash provided by operations..............................................     47,133         44,488         44,822

INVESTING ACTIVITIES
   Additions to property and equipment, net.......................................    (18,450)       (36,110)       (24,879)
   Change in property improvement fund............................................      1,071         20,734          9,382
   Change in working capital reserve..............................................        (53)        (2,925)        (2,075)
   Working capital returned by Courtyard Management Corporation...................         --          2,500             --

         Cash used in investing activities........................................    (17,432)       (15,801)       (17,572)

FINANCING ACTIVITIES
   Repayment of principal.........................................................    (15,443)       (14,331)       (13,298)
   Capital distributions..........................................................     (8,820)       (10,143)       (14,479)
   Payment of financing costs.....................................................         --             --            (12)
   Collections of investor notes receivable.......................................         --             --             32

         Cash used in financing activities........................................    (24,263)       (24,474)       (27,757)

INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS.................................$     5,438    $     4,213    $      (507)

CASH AND CASH EQUIVALENTS at beginning of year....................................     17,903         13,690         14,197

CASH AND CASH EQUIVALENTS at end of year..........................................$    23,341    $    17,903    $    13,690

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage and other interest......................................$    42,006    $    43,114    $    44,207


The accompanying notes are an integral part of these consolidated financial statements.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             Courtyard by Marriott II Limited Partnership and Subsidiaries
                                December 31, 1999 and 1998


NOTE 1.           THE PARTNERSHIP

Description of the Partnership

     Courtyard by Marriott II Limited Partnership and Subsidiaries (the "Partnership"), a Delaware limited partnership, was formed on August 31, 1987 to acquire and own 70 Courtyard by Marriott hotels (the "Hotels") and the land on which certain of the Hotels are located. The Partnership's 70 hotel properties are located in 29 states in the United States: nine in Illinois; eight in California; five in Florida; four in Georgia; four in Texas and three or less in each of the other 24 states. The Hotels are managed as part of the Courtyard by Marriott hotel system by Courtyard Management Corporation (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII").

     On January 18, 1988 (the "Final Closing Date"), 1,470 limited partnership interests (the "Units"), representing a 95% interest in the Partnership, were sold in a private placement offering. The offering price per Unit was $100,000, $21,200 payable at subscription with the balance due in four annual installments through February 28, 1991, or, as an alternative, $94,357 in cash at closing as full payment of the subscription price. The limited partners paid $39,938,000 as of the Final Closing Date, representing 1,350 Units purchased on the installment basis and 120 Units paid in full. The limited partners' obligations to make the installment payments were evidenced by promissory notes (the "Investor Notes") payable to the Partnership and secured by the Units. On October 30, 1987 (the "Initial Closing Date"), CBM Two Corporation ("CBM Two"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott") made a capital contribution of equipment valued at $11,306,000 for its 5% general partner interest.

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

     Additionally, the Partnership formed a wholly-owned subsidiary, Courtyard II Associates Management Corporation ("Managing General Partner"). Managing General Partner was formed to be the managing general partner with a 1% general partner interest in Courtyard II Associates, L.P. ("Associates"), a Delaware limited partnership. The Partnership owns a 1% general partner interest and a 98% limited partner interest in Associates. On January 24, 1996, the Partnership contributed 69 Hotels and their related assets to Associates. The formation of Associates resulted in the Partnership's primary assets being its direct and indirect interest in Associates. Additionally, substantially all of Associates' net equity will be restricted to dividends, loans or advances to the Partnership.

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

     The Managing General Partner, Associates and Associates II were each formed as single purpose bankruptcy-remote entity to facilitate the refinancing.

     CBM Funding Corporation ("CBM Funding"), a wholly-owned subsidiary of Associates, was also formed to make a mortgage loan (the "Mortgage Loan") to Associates from the proceeds of the sale of the Certificates.

     On April 17, 1998, Host Marriott Corporation ("Host Marriott"), the parent of CBM Two, announced that its Board of Directors authorized the company to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999 (the "REIT Conversion"). On December 29, 1998, Host Marriott announced that it had completed substantially all the steps necessary to complete the REIT Conversion and expected to qualify as a REIT under the applicable Federal income tax laws beginning January 1, 1999. Subsequent to the REIT
     Conversion, Host Marriott is referred to as Host REIT. In connection with the REIT Conversion, Host REIT contributed substantially all of its hotel assets to a newly-formed partnership Host Marriott L.P. ("Host LP") which is owned 78% by Host Marriott and 22% by outside partners.

     In connection with Host Marriott's REIT Conversion, the following steps occurred. Host Marriott formed CBM Two LLC, a Delaware single member limited liability company, having two classes of member interests (Class A
     - 1% economic interest, managing; Class B - 99% economic interest, non-managing). CBM Two merged into CBM Two LLC on December 22, 1998 and CBM Two ceased to exist. On December 28, 1998, Host Marriott contributed its entire interest in CBM Two LLC to Host LP. Finally on December 30, 1998, Host LP contributed its 99% Class B interest in CBM Two LLC to Rockledge Hotel Properties, Inc. ("Rockledge"), a Delaware corporation which is owned 95% by Host LP (economic non-voting interest) and 5% by Host Marriott Statutory/Charitable Employee Trust, a Delaware statutory business trust (100% of the voting interests). As a result, the sole general partner of the Partnership is CBM Two LLC (the "General Partner"), with a Class A 1% managing economic interest owned by Host LP and a Class B 99% non-managing, economic interest owned by Rockledge. With the merger of CBM Two into the General Partner, the General Partner became the holder of the Units previously acquired by CBM Two. Therefore, as of December 31, 1999, the General Partner owns a total of 21.5 Units representing a 1.39% limited partnership interest in the Partnership.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Working Capital and Supplies

     Pursuant to the terms of the Partnership's management agreement discussed in Note 7, the Partnership is required to provide the Manager with working capital and supplies to meet the operating needs of the Hotels. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the management agreement, the Manager is required to convert working capital and supplies into cash and return it to the Partnership. As a result of these conditions, the individual components of working capital and supplies controlled by the Manager are not reflected in the accompanying consolidated balance sheet but rather are included in Due from Courtyard Management Corporation.

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

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value less selling costs. There was no such adjustment required at December 31, 1999 or 1998.

Deferred Financing Costs

From 1995 to 1997, the Partnership paid a total of $18,858,000 in financing costs related to the Senior Notes and the Certificates discussed in Note 5. Financing costs are amortized using the straight-line method, which approximates the effective interest rate method, over the remaining life of the respective mortgage debt. At December 31, 1999 and 1998, accumulated amortization of financing costs totaled $6,168,000 and $4,596,000, respectively.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Restricted Cash

The Partnership was required to establish certain reserves pursuant to the terms of the Senior Notes and the Certificates/Mortgage Debt as described in Note 5. The balances in those reserves as of December 31 are as follows (in thousands):

                                                           1999            1998
Debt service reserve.................................$     6,928    $     6,848
Real estate tax and insurance reserve................      6,318          5,406
Working capital reserve..............................      5,053          5,000
                                                     $    18,299    $    17,254

Ground Rent

The land leases with MII or affiliates of MII and third parties (see Note 6) include scheduled increases in minimum rents per property. These scheduled rent increases, which are included in minimum lease payments, are being recognized by the Partnership on a straight-line basis over the lease terms of approximately 80 years. The reduction in ground rent expense and Due to Marriott International, Inc. and affiliates to reflect minimum lease payments on a straight-line basis for 1999, 1998 and 1997 totaled $119,000 per year. The related liability is included in Due to MII and affiliates on the accompanying consolidated balance sheet.

Income Taxes

Provision for Federal taxes has not been made in the accompanying consolidated financial statements since the Partnership does not pay income taxes, but rather, allocates its profits and losses to the individual Partners. Significant differences exist between the net income for financial reporting purposes and the net income reported in the Partnership's tax return. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets, difference in the timing of recognition of certain fees and straight-line rent adjustments. As a result of these differences, the excess of the net Partnership liabilities reported in the accompanying consolidated financial statements over the tax basis in the net Partnership liabilities was $2,695,000 and $5,128,000, respectively as of December 31, 1999 and 1998.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 1999 presentation.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                         1999              1998
Land..............................................$      25,541    $      25,541
Leasehold improvements............................      298,855          287,174
Building and improvements.........................      253,108          252,375
Furniture and equipment..........................       157,444          181,434
                                                        734,948          746,524
Less accumulated depreciation.....................    (280,536)        (282,874)
                                                  $     454,412    $     463,650

NOTE 4.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):



                                                                  As of December 31, 1999          As of December 31, 1998
                                                                                 Estimated                        Estimated
                                                                  Carrying         Fair            Carrying         Fair
                                                                   Amount          Value            Amount          Value
Certificates/Mortgage Loan......................................$   355,781     $  347,538       $   371,224    $   386,430
Senior Notes....................................................$   127,400     $  123,777       $   127,400    $   131,859
Management fees due to Courtyard
   Management Corporation.......................................$    33,805     $   14,185       $    34,414    $    18,735


The estimated fair values of debt obligations are based on the quoted market prices at December 31, 1999 and 1998, respectively. Management fees due to the Manager are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.

NOTE 5.  DEBT

On January 24, 1996, the Partnership completed a refinancing of the Partnership's existing debt through the private placements of $127.4 million of senior secured notes (the "Senior Notes") and $410.2 million of multi-class commercial mortgage pass-through certificates (the "Certificates" or "Mortgage Loan").

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

The terms of the Senior Notes include requirements of the Partnership to establish and fund a debt service reserve account in an amount equal to at least one six-month interest payment on the Senior Notes ($6,848,000) which is included as restricted cash on the accompanying consolidated balance sheet and to maintain certain levels of excess cash flow, as defined. In the event the Partnership fails to maintain the required level of excess cash flow, the Partnership will be required to (i) suspend distributions to its partners and other restricted payments, as defined, (ii) to fund a separate supplemental debt service reserve account (the "Supplemental Debt Service Reserve") in an amount up to two six-month interest payments on the Senior Notes and (iii) if such failure were to continue, to offer to purchase a portion of the Senior Notes at par.

The Senior Notes are not redeemable prior to February 1, 2001. Thereafter, the Senior Notes may be redeemed, at the option of the Partnership, at a premium declining to par in 2004. The premium is 5.375% for 2001, 3.583% for 2002 and 1.792% for 2003. The Senior Notes are non-recourse to the Partnership and its partners.

In connection with Host Marriott's conversion to a REIT, a change of control occurred when Host Marriott ceased to own, directly or indirectly, all of the outstanding equity interest of the General Partner of the Partnership. Although such a change of control has occurred, Host REIT continues to own, indirectly, a substantial majority of the economic interest in the General Partner of the Partnership and, through Host LP, has certain voting rights with respect to the General Partner.

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

Debt - Certificates

The Certificates were issued by CBM funding for an initial principal amount of $410.2 million. Proceeds from the sale of the Certificates were utilized by CBM Funding to provide a Mortgage Loan to Associates. The Certificates/Mortgage Loan requires monthly payments of principal and interest based on a 17-year amortization schedule. The Mortgage Loan matures on January 28, 2008. However, the maturity date of the Certificates/Mortgage Loan may be extended until January 28, 2013 with the consent of 662/3% of the holders of the outstanding Certificates affected thereby. The Certificates were issued in the following classes and pass-through rates of interest.

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

The Class A-3IO Certificates require payments of interest only based on a notional balance equal to the Class A-3P & I Certificate balance.

The balances of the Certificates were $355.8 million and $371.2 million at December 31, 1999 and 1998, respectively. Principal payments of $15.4 million and $14.3 million on the Certificates were made during 1999 and 1998, respectively. The weighted average interest rate on the Certificates was 7.8% for 1999 and 1998.

The Certificates/Mortgage Loan maturities as of December 31, 1999 are as follows (in thousands):

                    2000            $      16,642
                    2001                   17,934
                    2002                   19,326
                    2003                   20,827
                    2004                   22,444
                 Thereafter               258,608
                                    $     355,781

The Mortgage Loan is secured primarily by 69 cross-defaulted and cross-collateralized mortgages representing first priority mortgage liens on (i) the fee or leasehold interest in 69 of the Hotels (excluding the Deerfield Hotel), related furniture, fixtures and equipment and the property improvement fund, (ii) the fee interest in the land leased from MII or their affiliates on which 53 Hotels are located, (iii) a pledge of Associates membership interest in and the related right to receive distributions from Associates II which owns the Deerfield Hotel and (iv) an assignment of the Management Agreement, as defined below. The Mortgage Loan is non-recourse to Associates, the Partnership and its partners.

Operating profit from the Hotels in excess of debt service on the Mortgage Loan is available to be distributed to the Partnership. Amounts distributed to the Partnership are used for the following, in order of priority: (i) for debt service on the Senior Notes, (ii) to fund the Supplemental Debt Service Reserve, if necessary, (iii) to offer to purchase a portion of the Senior Notes at par, if necessary, (iv) for working capital as discussed in Note 7 and (v) for distributions to the partners of the Partnership. The net assets (all of which are restricted) of Associates was $101.7 million and $87.3 million as of December 31, 1999 and 1998, respectively.

Prepayments of the Mortgage Loan are permitted with the payment of a premium (the "Prepayment Premium"). The Prepayment Premium is equal to the greater of
(i) one percent of the Mortgage Loan being prepaid or (ii) a yield maintenance amount based on a spread of .25% or .55% over the U.S. treasury rate, as defined.

Pursuant to the terms of the Certificate/Mortgage Loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of MII is downgraded by Standard and Poor's Rating Services. The assumption of additional debt associated with MII's acquisition of Renaissance Hotel Group N.V. resulted in a single downgrade of MII's long-term senior unsecured debt, effective April 1, 1997. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The balance in the real estate tax and insurance reserve as of December 31, 1999 and 1998, was $6.3 million and $5.4 million, respectively.

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

In connection with the mortgage debt refinancing, the Partnership, as lessee, transferred it rights and obligations pursuant to the 53 Hotel ground leases with affiliates of MII to Associates. Additionally, affiliates of MII agreed to defer receipt of their ground lease payments to the extent that the Partnership or Associates has insufficient funds for debt service payments on the Senior Notes and the Mortgage Loan.

Minimum future rental payments during the term of these operating leases as of December 31, 1999 are as follows (in thousands):

                                                                  Telephone
                              Lease           Land          Equipment and Other
                              Year           Leases               Leases
                              2000        $     9,573         $         361
                              2001              9,590                   187
                              2002              9,880                   132
                              2003             10,074                    96
                              2004             10,106                    --
                           Thereafter       1,810,901                    --
                                          $ 1,860,124         $         776

Total rent expense on land leases was $13,249,000 for 1999, $12,921,000 for 1998 and $12,480,000 for 1997.

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

Term

The Management Agreement has an initial term expiring in 2013. The Manager may renew the term, as to one or more of the Hotels, at its option, for up to three successive terms of 10-years each and one final term of five years. The Partnership may terminate the Management Agreement if, during any three consecutive years after 1992, specified minimum operating results are not achieved. However, the Manager may prevent termination by paying to the Partnership the amount by which the minimum operating results were not achieved. Upon the sale of a Hotel, the Management Agreement may be terminated with respect to that Hotel with payment of a termination fee. Prior to December 31, 2007, a maximum of 20 Hotels may be sold free and clear of the Management Agreement with payment of the termination fee. The termination fee is calculated by the Manager as the net present value of reasonably anticipated future incentive management fees.

Management Fees

The Management Agreement provides for annual payments of (i) the base management fee equal to 3.5% of gross revenues from the Hotels, (ii) the Courtyard management fee equal to 2.5% of gross revenues from the Hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined (20% of operating profit after the Partners have received refinancing proceeds equal to 50% of the excess of (a) $154,736,842 over (b) cumulative distributions of adjusted sale proceeds).

Deferral Provisions

Due to the mortgage debt refinancing, beginning in 1996, one percent of the Courtyard management fee is deferred through maturity of the Senior Notes and the Mortgage Loan to the extent that the Partnership or Associates has insufficient funds for debt service payments on the Senior Notes and the Mortgage Loan. Previously, the entire Courtyard management fee was subordinate to debt service.

To the extent any Courtyard management fee, base management fee or incentive management fee is deferred, it will be added to deferred management fees. Deferred management fees accrue without interest, and will be payable out of 50% of available cash flow after payment of certain priorities as discussed below.

The priority return to the Partnership, as defined, was reduced from 10% of invested capital to 7% in 1996, 8% in 1997, 9% in 1998 and then returning to 10% for 1999 and thereafter. Operating profit from the Hotels (which reflects the deduction of the base and Courtyard management fees and MII ground rent) will be used to pay the following, in order of priority: (i) debt service on the Senior Notes and Mortgage Loan, (ii) to repay working capital loans to the Manager,
(iii) to repay deferred ground rent to affiliates of MII, (iv) to repay ground lease advances to affiliates of MII, (v) the priority return to the Partnership which was 10%, 9% and 8% of invested capital for 1999, 1998 and 1997, respectively, (vi) eighty percent of the remaining operating profit is applied to the payment of current incentive management fees, (vii) to repay advances to the Partnership, (viii) to repay foreclosure avoidance advances to the Manager and (ix) fifty percent of the remaining operating profit to repay deferred management fees to the Manager and fifty percent of remaining operating profit is paid to the Partnership.

During 1999 and 1998, $609,000 and $415,000, respectively, of deferred incentive management fees were paid. Deferred incentive management fees were $3,560,000 and $4,169,000 as of December 31, 1999 and 1998, respectively. Deferred Courtyard management fees totaled $22,341,000 as of December 31, 1999 and 1998. Deferred base management fees as of December 31, 1999 and 1998 were $7,904,000.

Chain Services and Marriott's Rewards Program

The Manager is required to furnish certain services ("Chain Services") which are generally furnished on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. In addition, the Hotels began participating in MII's Marriott Reward Program ("MRP") in 1997. The costs of this program are charged to all hotels in the full-service, Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott systems based upon the MRP revenues at each Hotel. Chain Services and MRP costs charged to the partnership under the Management Agreement were $14,550,000 in 1999, $13,755,000 in 1998 and $11,247,000 in 1997.

Working Capital

The Partnership is required to provide the Manager with working capital and fixed asset supplies to meet the operating needs of the Hotels. The refinancing required certain enhancements to the cash management system of the Manager such that additional working capital may be required for the operation of the Hotels. Therefore, on January 24, 1996, the Partnership, Associates and the Manager entered into a Working Capital Maintenance Agreement (the "Working Capital Agreement") and the Partnership advanced $2,500,000 to the Manager as additional working capital for the operation of the Hotels. In 1998, this $2,500,000 was returned to the Partnership. Upon termination of the Management Agreement, the working capital and supplies will be returned to the Partnership. As of December 31, 1999 and 1998, the working capital balance was $6,261,000. At December 31, 1999 and 1998, accumulated depreciation related to the supplies totaled $2,060,000.

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

NOTE 8.           ENVIRONMENTAL CONTINGENCY

Based upon a study completed in December 1995, the Partnership has become aware of environmental contamination at one of its fee-owned properties, the Deerfield Hotel, caused by the previous use of the site as a landfill and not caused by the Partnership. The property represents less than 2% of the Partnership's total assets and revenues as of December 31, 1999 and for the year ended, respectively. The Partnership is unable to determine the need for remediation, its potential responsibility, if any, for remediation and the extent of the Partnership's possible liability for any remediation costs. The Partnership has obtained environmental insurance. There can be no assurance that the Partnership will not have liability with respect to remediation of contamination at that site. The Partnership does not believe that any of the environmental matters are likely to have a material adverse effect on the business and operations of the Partnership.

NOTE 9.           LITIGATION

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

On March 9, 2000, the Defendants entered into a settlement agreement with counsel to the plaintiffs to resolve the Haas and the Whitey Ford litigation. The settlement is subject to numerous conditions, including partnership agreement amendments, participation thresholds, court approval and various consents. Under the terms of the settlement, the limited partners of the Partnership who elect to participate would be paid $147,959 per Unit ($217,499,730 in the aggregate, if the holders of all Units participate) in exchange for the conveyance of all limited partner Units to a joint venture to be formed between affiliates of Host Marriott and MII, dismissal of the litigation and a complete release of all claims. This amount would be reduced by the amount of attorneys' fees awarded by the court. Limited partners who opt out of the settlement would have their interests in the Partnership converted into the right to receive the value of their interests in cash (excluding any amount related to their claims against the Defendants and retain their individual claims against the Defendants). The Defendants may terminate the settlement if the holders of more than 10% of the Partnership's 1,470 limited partner Units choose not to participate, if the holders of more than 10% of the limited partner units in any one of the other partnerships involved in the litigation choose not to participate or if certain other conditions are not satisfied. The Manager will continue to manage the Partnership's Hotels under long-term agreements.

             Report of Independent Public Accountants











TO THE PARTNERS OF COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheet of Courtyard II Associates, L.P. (a Delaware limited partnership) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partner's capital and cash flows for the three years ended December 31, 1999. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Courtyard II Associates, L.P. and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the three years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                            ARTHUR ANDERSEN LLP



Vienna, Virginia
March 17, 2000



                       Consolidated Statement of Operations
                 Courtyard II Associates, L.P. and Subsidiaries
              For the Years Ended December 31, 1999, 1998 and 1997
                               (in thousands)



                                                                                1999             1998              1997
HOTEL REVENUES
     Rooms.................................................................$     265,137     $     258,099    $     248,012
     Food and beverage.....................................................       17,686            17,219           17,436
     Other.................................................................       10,159             8,933            9,573
       Total hotel revenues................................................      292,982           284,251          275,021

OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms.................................................................       59,873            55,962           52,404
     Food and beverage.....................................................       15,594            14,991           15,145
     Other department costs and expenses...................................        2,492             2,928            2,943
     Selling, administrative and other.....................................       69,170            67,517           63,299
       Total hotel property-level costs and expenses.......................      147,129           141,398          133,791
   Depreciation............................................................       27,397            27,895           28,131
   Base and Courtyard management fees......................................       17,579            17,055           16,501
   Incentive management fee................................................       13,322            12,895           12,878
   Ground rent.............................................................       13,249            12,921           12,480
   Property taxes..........................................................       11,143            10,914            9,938
   Insurance and other.....................................................        2,193             1,785            1,961
       Total operating costs and expenses..................................      232,012           224,863          215,680

OPERATING PROFIT...........................................................       60,970            59,388           59,341
   Interest expense........................................................      (29,407)          (30,517)         (31,575)
   Interest income.........................................................        1,156             1,981            2,008

NET INCOME BEFORE MINORITY INTEREST........................................       32,719            30,852           29,774

MINORITY INTEREST..........................................................           13                11               12

NET INCOME.................................................................$      32,706     $      30,841    $      29,762

ALLOCATION OF NET INCOME
   General Partners........................................................$         654     $         617    $         595
   Limited Partner.........................................................       32,052            30,224           29,167
                                                                           $      32,706     $      30,841    $      29,762







The accompanying notes are an integral part of these consolidated financial statements.



                               Consolidated Balance Sheet
                       Courtyard II Associates, L.P. and Subsidiaries
                                December 31, 1999 and 1998
                                         (in thousands)



                                                                                                 1999              1998
ASSETS
   Property and equipment, net...............................................................$    454,412     $     463,650
   Deferred financing costs, net of accumulated amortization.................................       8,928            10,033
   Due from Courtyard Management Corporation.................................................       8,795             8,739
   Other assets..............................................................................          11                66
   Property improvement fund.................................................................       5,395             6,466
   Restricted cash...........................................................................       6,318             5,407
   Cash and cash equivalents.................................................................      21,527            11,933

                                                                                             $    505,386     $     506,294

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Mortgage debt.............................................................................$    355,781     $     371,224
   Management fees due to Courtyard Management Corporation...................................      33,805            34,414
   Due to Marriott International, Inc. and affiliates........................................       8,812             8,931
   Accounts payable and accrued liabilities..................................................       5,248             4,347

         Total Liabilities...................................................................     403,646           418,916

MINORITY INTEREST............................................................................          44                31

                                                                                                  403,690           418,947

PARTNERS' CAPITAL (See discussion of distribution restrictions in Note 2)
   General Partners..........................................................................       2,048             1,760
   Limited Partner...........................................................................      99,648            85,587

         Total Partners' Capital.............................................................     101,696            87,347

                                                                                             $    505,386     $     506,294










The accompanying notes are an integral part of these consolidated financial statements.



                            Consolidated Statement of
                          Changes in Partners' Capital

                 Courtyard II Associates, L.P. and Subsidiaries
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)



                                                                                General        Limited
                                                                               Partners        Partner          Total
Balance, December 31, 1996...................................................$     1,622     $    79,488    $    81,110

   Capital distributions.....................................................       (596)        (29,294)       (29,890)

   Net income................................................................        595          29,167         29,762

Balance, December 31, 1997...................................................      1,621          79,361         80,982

   Capital distributions.....................................................       (478)        (23,998)       (24,476)

   Net income................................................................        617          30,224         30,841

Balance, December 31, 1998...................................................      1,760          85,587         87,347

   Capital distributions.....................................................       (366)        (17,991)       (18,357)

   Net income................................................................        654          32,052         32,706

Balance, December 31, 1999...................................................$     2,048     $    99,648    $   101,696






The accompanying notes are an integral part of these consolidated financial statements.





                   Consolidated Statement of Cash Flows
                Courtyard II Associates, L.P. and Subsidiaries
           For the Years Ended December 31, 1999, 1998 and 1997
                            (in thousands)



                                                                                     1999            1998           1997
OPERATING ACTIVITIES
   Net income.....................................................................$    32,706    $    30,841    $    29,762
   Noncash items:
     Depreciation.................................................................     27,397         27,895         28,131
     Amortization of deferred financing costs as interest.........................      1,105          1,106          1,105
     Loss on disposition of fixed assets..........................................        291             --             --
     Minority Interest............................................................         13             11             12
     Amortization of prepaid expenses.............................................          9              8              1
   Changes in operating accounts:
     Due from Courtyard Management Corporation....................................        (56)            79          1,997
     Management fees due to Courtyard Management Corporation......................       (609)          (415)        (1,613)
     Accounts payable and accrued liabilities.....................................        (83)        (1,565)        (1,030)
     Due to Host Marriott Corporation.............................................         --            (32)            15

         Cash provided by operations..............................................     60,773         57,928         58,380

INVESTING ACTIVITIES
   Additions to property and equipment, net.......................................    (18,450)       (36,110)       (24,879)
   Change in property improvement fund............................................      1,071         20,734          9,382
   Working capital returned by Courtyard Management Corporation...................         --          2,500             --

         Cash used in investing activities........................................    (17,379)       (12,876)       (15,497)

FINANCING ACTIVITIES
   Capital distributions..........................................................    (18,357)       (24,476)       (29,890)
   Repayment of principal.........................................................    (15,443)       (14,331)       (13,298)
   Payment of financing costs.....................................................         --             --             (9)

         Cash used in financing activities........................................    (33,800)       (38,807)       (43,197)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS..................................$     9,594    $     6,245    $      (314)

CASH AND CASH EQUIVALENTS at beginning of year....................................     11,933          5,688          6,002

CASH AND CASH EQUIVALENTS at end of year..........................................$    21,527    $    11,933    $     5,688

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage and other interest......................................$    28,301    $    29,412    $    30,469





The accompanying notes are an integral part of these consolidated financial statements.

                       Notes to Consolidated Financial Statements
                     Courtyard II Associates, L.P. and Subsidiaries
                              December 31, 1999 and 1998


NOTE 1.           THE PARTNERSHIP

Description of the Partnership

Courtyard II Associates, L.P. and Subsidiaries ("Associates"), a Delaware limited partnership, was formed December 22, 1995. Substantially all of the assets of Associates were contributed to Associates by Courtyard by Marriott II Limited Partnership (the "Partnership") on January 24, 1996, in connection with the Partnership's refinancing (see Note 5). The managing general partner of Associates is Courtyard II Associates Management Corporation (a wholly-owned subsidiary of the Partnership) with a 1% general partner interest and the Partnership owns a 1% general partner interest and a 98% limited partner interest. CBM Funding Corporation ("CBM Funding") a wholly-owned subsidiary of Associates, was formed on December 29, 1995, to make a mortgage loan to Associates in connection with the refinancing (see Note 5). Associates directly owns 69 Courtyard hotels and the land on which certain of the Hotels, as defined below, are located. One hotel located in Deerfield, Illinois (the "Deerfield Hotel"), is owned by CBM Associates II LLC ("Associates II"). Associates hold a 99% membership interest in Associates II and Courtyard II Associates Management Corporation holds the remaining 1% interest in Associates II. The 70 hotel properties (the "Hotels") are located in 29 states in the United States: nine in Illinois; eight in California; five in Florida; four in Georgia; four in Texas; and three or less in each of the other 24 states. The Hotels are managed as part of the Courtyard by Marriott hotel system by Courtyard Management Corporation (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII").

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Working Capital and Supplies

Pursuant to the terms of Associates management agreement discussed in Note 7, Associates is required to provide the Manager with working capital and supplies to meet the operating needs of the Hotels. The Manager converts cash advanced by Associates into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the management agreement, the Manager is required to convert working capital and supplies into cash and return it to Associates. As a result of these conditions, the individual components of working capital and supplies controlled by the Manager are not reflected in the accompanying consolidated balance sheet, but rather are included in Due from Courtyard Management Corporation.

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

Associates assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties on an individual hotel basis will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value. There was no such adjustment required at December 31, 1999 or 1998.

Deferred Financing Costs

Financing costs are amortized using the straight-line method, which approximates the effective interest rate method, over the remaining life of the respective mortgage debt. At December 31, 1999 and 1998, accumulated amortization related to the Certificates, as defined in Note 5, were $4,339,000 and $3,234,000, respectively.

Cash and Cash Equivalents

Associates considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Restricted Cash

Restricted cash represents the real estate tax and insurance reserve established pursuant to the terms of the Certificates/Mortgage Loan as described in Note 5.

Ground Rent

The land leases with MII or affiliates of MII and third parties (see Note 6) include scheduled increases in minimum rents per property. These scheduled rent increases, which are included in minimum lease payments, are being recognized by Associates on a straight-line basis over the lease terms of approximately 80 years. The adjustment included in ground rent expense and Due to Marriott International, Inc. and affiliates to reflect minimum lease payments on a straight-line basis for 1999, 1998 and 1997 totaled $119,000 per year. The related liability is included in Due to MII and affiliates on the accompanying consolidated balance sheet.

Income Taxes

Provision for Federal taxes has not been made in the accompanying consolidated financial statements since Associates does not pay income taxes, but rather, allocates its profits and losses to the individual partners. Significant differences exist between the net income for financial reporting purposes and the net income reported in the Partnership's tax return. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets, difference in the timing of recognition of certain fees and straight-line rent adjustments. As a result of these differences, the excess of the net Partnership liabilities reported in the accompanying consolidated financial statements over the tax basis in the net Partnership liabilities was $2,044,000 and $5,600,000, respectively as of December 31, 1999 and 1998.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 1999 presentation.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                        1999              1998
Land.............................................$      25,541    $      25,541
Leasehold improvements...........................      298,855          287,174
Building and improvements........................      253,108          252,375
Furniture and equipment..........................      157,444          181,434
                                                       734,948          746,524
Less accumulated depreciation....................     (280,536)        (282,874)
                                                 $     454,412    $     463,650

NOTE 4.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):




                                                                 As of December 31, 1999          As of December 31, 1998
                                                                                Estimated                        Estimated
                                                                 Carrying         Fair           Carrying          Fair
                                                                  Amount          Value           Amount           Value
Mortgage debt.................................................$     355,781  $     347,538     $     371,224  $     386,430
Management fees due to Courtyard
   Management Corporation.....................................$      33,805  $      14,185     $      34,414  $      18,735


The estimated fair values of debt obligations are based on the quoted market prices at December 31, 1999 and 1998, respectively. Management fees due to the Manager are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.

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

The Class A-3IO Certificates require payments of interest only based on a notional balance equal to the Class A-3P & I Certificate balance.

The balances of the Certificates were $355.8 million and $371.2 million at December 31, 1999 and 1998, respectively. Principal payments of $15.4 million and $14.3 million of the Certificates were made during 1999 and 1998, respectively. The weighted average interest rate for the Certificates was 7.8% for 1999 and 1998.

The Certificates/Mortgage Loan maturities as of December 31, 1999 are as follows (in thousands):

                      2000                  $       16,642
                      2001                          17,934
                      2002                          19,326
                      2003                          20,827
                      2004                          22,444
                   Thereafter                      258,608
                                            $      355,781

The Mortgage Loan is secured primarily by 69 cross-defaulted and cross-collateralized mortgages representing first priority mortgage liens on (i) the fee or leasehold interest in 69 of the Hotels (excluding the Deerfield Hotel), related furniture, fixtures and equipment and the property improvement fund, (ii) the fee interest in the land leased from MII or their affiliates on which 53 Hotels are located, (iii) a pledge of Associates membership interest in and the related right to receive distributions from Associates II which owns the Deerfield Hotel and (iv) an assignment of the Management Agreement, as defined below. The Mortgage Loan is non-recourse to Associates, the Partnership and its partners.

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

Pursuant to the terms of the Certificate/Mortgage Loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of MII is downgraded by Standard and Poor's Rating Services. The assumption of additional debt associated with MII's acquisition of the Renaissance Hotel Group N.V.resulted in a single downgrade of MII's long- term senior unsecured debt, effective April 1, 1997. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying balance sheet. The balance in the real estate tax and insurance reserve as of December 31, 1999 and 1998, was $6.3 million and $5.4 million, respectively.

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

In connection with the refinancing, the Partnership, as lessee, transferred its rights and obligations pursuant to the 53 ground leases with affiliates of MII to Associates. Additionally, affiliates of MII agreed to defer receipt of their ground lease payments to the extent that the Partnership or Associates has insufficient funds for debt service payments on the Senior Notes and the Mortgage Loan.

Minimum future rental payments during the term of these operating leases are as follows (in thousands):

                                                                 Telephone
                             Lease            Land          Equipment and Other
                             Year            Leases               Leases
                             2000         $     9,573         $         361
                             2001               9,590                   187
                             2002               9,880                   132
                             2003              10,074                    96
                             2004              10,106                    --
                          Thereafter        1,810,901                    --

                                          $ 1,860,124         $         776

Total rent expense on land leases was $13,249,000 for 1999, $12,921,000 for 1998 and $12,480,000 for 1997.

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

Term

The Management Agreement has an initial term expiring in 2013. The Manager may renew the term, as to one or more of the Hotels, at its option, for up to three successive terms of 10-years each and one final term of five years. The Partnership may terminate the Management Agreement if, during any three consecutive years after 1992, specified minimum operating results are not achieved. However, the Manager may prevent termination by paying to the Partnership the amount by which the minimum operating results were not achieved. Upon the sale of a Hotel, the Management Agreement may be terminated with respect to that Hotel with payment of a termination fee. Prior to December 31, 2007, a maximum of 20 Hotels may be sold free and clear of the Management Agreement with payment of the termination fee. The termination fee is calculated by the Manager as the net present value of reasonably anticipated future incentive management fees.

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

The priority return to the Partnership, as defined, was reduced from 10% of invested capital to 7% in 1996, 8% in 1997, 9% in 1998 and then returning to 10% for 1999 and thereafter. Operating profit from the Hotels (which reflects the deduction of the base and Courtyard management fees and MII ground rent) will be used to pay the following, in order of priority: (i) debt service on the Senior Notes and Mortgage Loan, (ii) to repay working capital loans to the Manager,
(iii) to repay deferred ground rent to affiliates of MII, (iv) to repay ground lease advances to affiliates of MII, (v) the priority return to the Partnership which was 10%, 9% and 8% of invested capital for 1999, 1998 and 1997, respectively, (vi) eighty percent of the remaining operating profit is applied to the payment of current incentive management fees, (vii) to repay advances to the Partnership, (viii) to repay foreclosure avoidance advances to the Manager and (ix) fifty percent of the remaining operating profit to repay deferred management fees to the Manager and fifty percent of remaining operating profit is paid to the Partnership.

During 1999 and 1998, $609,000 and $415,000, respectively, of deferred incentive management fees were paid. Deferred incentive management fees were $3,560,000 and $4,169,000 as of December 31, 1999 and 1998, respectively. Deferred Courtyard management fees totaled $22,341,000 as of December 31, 1999 and 1998. Deferred base management fees as of December 31, 1999 and 1998 were $7,904,000.

Chain Services and Marriott's Reward Program

The Manager is required to furnish certain services ("Chain Services") which are generally furnished on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. In addition, the Hotels participate in MII's Marriott Reward Program ("MRP"). The costs of this program are charged to all hotels in the full-service, Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott systems based upon the MRP revenues at each Hotel. Chain Services and MRP costs charged to the partnership under the Management Agreement were $14,550,000 in 1999, $13,755,000 in 1998 and $11,247,000 in 1997.

Working Capital

Associates is required to provide the Manager with working capital and fixed asset supplies to meet the operating needs of the Hotels. The refinancing required certain enhancements to the cash management system of the Manager such that additional working capital may be required for the operation of the Hotels. Therefore, on January 24, 1996, the Partnership, Associates and the Manager entered into a working capital maintenance agreement (the "Working Capital Agreement") and advanced $2.5 million to the Manager as additional working capital for the operation of the Hotels. In 1998, this $2.5 million was returned to Associates. Upon termination of the Management Agreement, the working capital and supplies will be returned to Associates. As of December 31, 1999 and 1998, the working capital balance was $6,261,000. At December 31, 1999 and 1998, accumulated depreciation related to the supplies totaled $2,060,000.

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

NOTE 8.  ENVIRONMENTAL CONTINGENCY

Based upon a study completed in December 1995, Associates has become aware of environmental contamination at one of the fee-owned properties owned by Associates II, the Deerfield Hotel, caused by the previous use of the site as a landfill and not caused by Associates. The property represents less than 2% of Associates' total assets and revenues as of December 31, 1999 and for the year ended, respectively. Associates is unable to determine the need for remediation, its potential responsibility, if any, for remediation and the extent of Associates' possible liability for any remediation costs. Associates has obtained environmental insurance. There can be no assurance that Associates will not have liability with respect to remediation of contamination at that site. Associates does not believe that any of the environmental matters are likely to have a material adverse effect on its business and operations.

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

None.


                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no directors or officers. The business and policy making functions of the Partnership are carried out through the managers and executive officers of CBM Two LLC, the General Partner, who are listed below:


                                                                                                         Age at


      Name                                    Current Position                                      December 31, 1999

   Robert E. Parsons, Jr.               President and Manager                                               44
   Christopher G. Townsend              Executive Vice President, Secretary and Manager                     52
   W. Edward Walter                     Treasurer                                                           44
   Earla L. Stowe                       Vice President                                                      38


Business Experience

Robert E. Parsons, Jr. joined Host Marriott's Corporate Financial Planning staff in 1981 and was made Assistant Treasurer in 1988. In 1993, Mr. Parsons was elected Senior Vice President and Treasurer of Host Marriott, and in 1995, he was elected Executive Vice President and Chief Financial Officer of Host Marriott. He is also an Executive Vice President and Chief Financial Officer of Host LP and serves as a director, manager and officer of numerous Host Marriott subsidiaries.

Christopher G. Townsend joined Host Marriott's Law Department in 1982 as a Senior Attorney. In 1984 he was made Assistant Secretary of Host Marriott. In 1986 he was made an Assistant General Counsel. He was made Senior Vice President, Corporate Secretary and Deputy General Counsel of Host Marriott in 1993. In January 1997, he was made General Counsel of Host Marriott. He is also a Senior Vice President, Corporate Secretary and General Counsel of Host LP and serves as a director, manager and an officer of numerous Host Marriott subsidiaries.

W. Edward Walter joined Host Marriott in 1996 as Senior Vice President-Acquisitions and in 1998 was made Treasurer of Host Marriott. He is also a Senior Vice President and Treasurer of Host LP and serves as a director, manager and officer of numerous Host Marriott subsidiaries. Prior to joining Host Marriott, Mr. Walter was a partner at Trammell Crow Residential Company and President of Bailey Capital Corporation, a real estate firm focusing on tax exempt real estate investments.

Earla L. Stowe joined Host Marriott in 1982 and held various positions in the tax department until 1988. She joined the Partnership Services department as an accountant in 1988 and in 1989 she became an Assistant Manager-Partnership Services. She was promoted to Manager-Partnership Services in 1991, to Director-Asset Management in 1996. Ms. Stowe was promoted to Senior Director-Corporate Accounting in 1998.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the Management Agreement described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and managers of the General Partner are not required to devote their full time to the performance of such duties. No officer or manager of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or manager does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. For the fiscal years ending December 31, 1999, 1998 and 1997, the Partnership reimbursed CBM Two or CBM Two LLC in the amount of $179,000, $274,000 and $260,000, respectively, for the cost of providing all administrative and other services as general partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13, "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

As of December 31, 1999, Equity Resource Group owned 6.91% of the 1,470 limited partnership Units. No other person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of limited partnership Units. The General Partner owns a total of 21.5 Units representing a 1.39% limited partnership interest in the Partnership.

The executive officers and managers of the General Partner, Host Marriott, MII and their respective affiliates do not own any units as of December 31, 1999.

On March 9, 2000, Host Marriott and MII entered into a settlement agreement to resolve pending litigation filed by limited partners against Host Marriott and MII. The settlement is subject to numerous conditions, including partnership agreement amendments, participation thresholds, court approval and various consents. Under the terms of the settlement, the limited partners of the Partnership who elect to participate would be paid $147,959 per Unit ($217,499,730 in the aggregate, if the holders of all Units participate) in exchange for the conveyance of all limited partner Units to a joint venture to be formed between affiliates of Host Marriott and MII, dismissal of the litigation and a complete release of all claims. The details of the settlement will be contained in a court-approved notice and purchase offer/consent solicitation to the Partnership's limited partners. See Item 3, "Legal Proceedings."

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

Term

The Management Agreement has an initial term expiring in 2013. The Manager may renew the term, as to one or more of the Hotels, at its option, for up to three successive terms of 10-years each and one final term of five years. The Partnership may terminate the Management Agreement if, during any three consecutive years after 1992, specified minimum operating results are not achieved. However, the Manager may prevent termination by paying to the Partnership the amount by which the minimum operating results were not achieved. Upon the sale of a Hotel, the Management Agreement may be terminated with respect to that Hotel with payment of a termination fee. Prior to December 31, 2007, a maximum of 20 Hotels may be sold free and clear of the Management Agreement with payment of the termination fee. The termination fee is calculated by the Manager as the net present value of reasonably anticipated future incentive management fees.

Management Fees

The Management Agreement provides for annual payments of (i) the base management fee equal to 3.5% of gross revenues from the Hotels, (ii) the Courtyard management fee equal to 2.5% of gross revenues from the Hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined (20% of operating profit after the Partners have received refinancing proceeds equal to 50% of the excess of (a) $154,736,842 over (b) cumulative distributions of adjusted sale proceeds.

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

The priority return to the Partnership, as defined, was reduced from 10% of invested capital to 7% in 1996, 8% in 1997, 9% in 1998 and then returning to 10% for 1999 and thereafter. Operating profit from the Hotels (which reflects the deduction of the base and Courtyard management fees and MII ground rent) will be used to pay the following, in order of priority: (i) debt service on the Senior Notes and Mortgage Loan, (ii) to repay working capital loans to the Manager,
(iii) to repay deferred ground rent to affiliates of MII, (iv) to repay ground lease advances to affiliates of MII, (v) the priority return to the Partnership which was 10%, 9% and 8% of invested capital for 1999, 1998 and 1997, respectively, (vi) eighty percent of the remaining operating profit is applied to the payment of current incentive management fees, (vii) to repay advances to the Partnership, (viii) to repay foreclosure avoidance advances to the Manager and (ix) fifty percent of the remaining operating profit after payment of (i) through (viii) to repay deferred management fees to the Manager and the other fifty percent is paid to the Partnership.

During 1999 and 1998, $609,000 and $415,000, respectively, of deferred incentive management fees were paid. Deferred incentive management fees were $3,560,000 and $4,169,000 as of December 31, 1999 and 1998, respectively. Deferred Courtyard management fees totaled $22,341,000 as of December 31, 1999 and 1998. Deferred base management fees totaled $7,904,000 as of December 31, 1999 and 1998.

Chain Services and Marriott's Rewards Program

The Manager is required to furnish certain services ("Chain Services") which are furnished generally on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. In addition, the Hotels began participating in MII's Marriott Reward Program ("MRP") in 1997. The costs of this program are charged to all hotels in the full-service, Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott systems based upon the MRP revenues at each Hotel. Chain Services and MRP costs charged to the partnership under the Management Agreement were $14,550,000 in 1999, $13,755,000 in 1998 and $11,247,000 in 1997.

Working Capital

The Partnership is required to provide the Manager with working capital and fixed asset supplies to meet the operating needs of the Hotels. The refinancing required certain enhancements to the cash management system of the Manager such that additional working capital may be required for the operation of the Hotels. Therefore, on January 24, 1996, the Partnership, Associates and the Manager entered into a working capital maintenance agreement (the "Working Capital Agreement") and the Partnership advanced $2,500,000 to the Manager as additional working capital for the operation of the Hotels. In 1998, this $2,500,000 was returned to the Partnership. Upon termination of the Management Agreement, the working capital and supplies will be returned to the Partnership. As of December 31, 1999 and 1998, the working capital balance was $6,261,000. The 1999 balance includes the $8,846,000 originally advanced less the $2,585,000 of excess working capital returned to the Partnership in 1991. At December 31, 1999 and 1998, accumulated depreciation related to the supplies totaled $2,060,000.

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

In connection with the refinancing, the Partnership, as lessee, transferred it rights and obligations pursuant to the 53 ground leases with affiliates of MII to Associates. Additionally, affiliates of MII agreed to defer receipt of their ground lease payments to the extent that the Partnership or Associates has insufficient funds for debt service payments on the Senior Notes and the Mortgage Loan.

Total rent expense on land leases was $13,249,000 for 1999, $12,921,000 for 1998 and $12,480,000 for 1997.

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

Payments to MII and Subsidiaries

The following table sets forth the amounts paid to MII and affiliates under both the Management Agreement and the ground lease agreements for the years ended December 31, 1999, 1998 and 1997 (in thousands):



                                                                                     1999            1998           1997
Incentive management fee..........................................................$    13,322    $    12,895    $    12,878
Ground rent.......................................................................     11,282         10,991         10,628
Chain services and MRP allocations................................................     14,550         13,755         11,247
Base management fee...............................................................     10,254          9,949          9,626
Courtyard management fee..........................................................      7,325          7,106          6,875
Deferred incentive management fees................................................        609            415          1,613
                                                                                  $    57,342    $    55,111    $    52,867


Payments to Host Marriott and Subsidiaries

The following sets forth amounts paid by the Partnership to Host Marriott and its subsidiaries for the years ended December 31, 1999, 1998 and 1997 (in thousands):






                                                                                     1999       1998        1997
Administrative expenses reimbursed................................................$   179    $    274    $  260
Cash distributions (as a limited partner).........................................    129         148       212
                                                                                  $   308    $    422    $  472



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

                  (3)      Exhibits





 Exhibit

   Number                      Description                                       Page
--------------        --------------------------------------------------      --------
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

    *3.2              Amendment  No. 1 to the Amended and  Restated  Agreement
                      of Limited  Partnership of the Partnership                   N/A

    *3.3              Certificate of Limited Partnership of the Partnership        N/A

    *3.4              Amended and Restated  Certificate of  Incorporation  of
                      the Courtyard II Finance  Company ("Finance")                N/A

    *3.5              By-laws of Finance                                           N/A

     3.6              Agreement  of  Limited  Partnership  of  Courtyard  II
                      Associates,  L.P.  ("Associates") (Incorporated  by          N/A
                      reference  herein to Exhibit 3.1 to Associates  Form S-4
                      filed with the Commission on March 14, 1996.)

     3.7              Certificate   of   Limited   Partnership   of   Associates
                      (Incorporated  by  reference  herein to Exhibit 3.2 to       N/A
                      Associates Form S-4 filed with the Commission on March 14,
                      1996.)

     3.9               By-laws of Funding  (Incorporated  by reference herein to
                       Exhibit 3.4 to Associates Form S-4 filed with the            N/A
                       Commission on March 14, 1996.)

    3.10               Second  Amendment to the Amended and Restated  Agreement
                       of Limited Partnership of the Partnership dated               76
                       December 28, 1998


    *4.1               Indenture  dated as of  January  24,  1996 among the
                       Partnership  and  Finance and IBJ Schroder Bank &          N/A
                       Trust Company (the "Indenture")

    *4.3              Exchange  and  Registration  Rights  Agreement  dated as
                      of January 24, 1996 among the Partnership and Finance       N/A
                      and Lehman Brothers Inc.

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

    *4.5               Trust and Servicing  Agreement dated as of January 1,
                       1996 among Funding,  Bankers Trust Company and the         N/A
                       CMBS Trustee

    *4.6              Exchange  and  Registration  Rights  Agreement  dated as
                      of  January  24,  1996 among the Partnership,               N/A
                      Associates, Funding and Lehman Brothers Inc.

    *10.1             Amended and Restated  Management  Agreement  dated as of
                      December  30, 1995,  between the Partnership and           N/A
                      Courtyard Management Corporation (the "Manager")

    *10.2             Management  Agreement  dated as of December  30, 1995
                      between  the  Partnership  and the Manager                 N/A

   **10.3             Assignment  of  Lease  and  Warranty  and  Assumption  of
                      Obligations  between  Marriott Corporation  and the        N/A
                      Partnership  dated  October  30, 1987 for the Tampa,  FL
                      property. Marriott Hotel Land Leases between  Holtsinger,
                      Inc. and Bert Chase,  Trustee dated June 13, 1968.

   **10.4             Assignment  of  Lease  and  Warranty  and   Assumption  of
                      Obligations  between  Marriott  Corporation  and  the      N/A
                      Partnership dated August 12, 1988 for the Atlanta-Roswell,
                      GA property.  Marriott  Hotel Land Lease between  Marriott
                      Corporation and Roswell Landing  Associates dated June 10,
                      1986.

   **10.5             Assignment  of  Lease  and  Warranty  and   Assumption  of
                      Obligations  between  Marriott  Corporation  and  the        N/A
                      Partnership  dated  July  15,  1988  for the  Norwalk,  CT property.  Marriott  Hotel  Land  Lease  between  Marriott
                      Corporation and Mary E. Fabrizio dated January 6, 1986.

   **10.6             Assignment  of  Lease  and  Warranty  and   Assumption  of
                      Obligations  between  Marriott  Corporation  and  the        N/A
                      Partnership  dated  February  24, 1988 for the Fresno,  CA property.  Marriott  Hotel  Land  Lease  between  Marriott
                      Corporation and Richard  Erganian,  Miche  Erganian,  Aram
                      Erganian and Aznive Erganian dated June 6, 1984.

   **10.7             Assignment  of  Lease  and  Warranty  and  Assumption  of
                      Obligations  between  Marriott Corporation  and the         N/A
                      Partnership  dated August 12, 1988 for the Cupertino,  CA
                      property. Marriott Hotel Land Lease between Marriott
                      Corporation and Vallco Park, Ltd. dated March 31, 1987.

   **10.8             Marriott Hotel Land Lease between Marriott Corporation and N/A
                      Pizzagalli Investment Company dated September 22,
                      1986.

   **10.9             Assignment  of  Lease  and  Warranty  and  Assumption  of
                      Obligations  between  Marriott Corporation  and the        N/A
                      Partnership  dated May 19, 1989 for the  Charlotte  South
                      Park,  NC property.  Marriott Hotel Land Lease between
                      Marriott  Corporation and Queens Properties, Inc. dated
                      January 19, 1987.

   **10.10            Assignment  of  Lease  and  Warranty  and   Assumption  of
                      Obligations  between  Marriott  Corporation  and  the        N/A
                      Partnership    dated    January    27,    1989   for   the
                      Philadelphia/Devon, PA property. Marriott Hotel Land Lease between Marriott Corporation and Three  Philadelphia/Devon
                      Square Associates dated July 15, 1986.

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





10.13 Contribution Agreement dated as of January 24, 1996 among the Partnership,
      the Managing General Partner and Associates                           N/A

10.14 Bill of Sale and Assignment and Assumption Agreement dated as of January
      24, 1996 by the Partnership to Associates                             N/A

10.15 Assignment and Assumption of Management Agreement dated as of
         January 24,1996 by the Partnership to Associates                   N/A

10.16 Contribution Agreement dated as of January 24, 1996 among the Partnership, the Managing General Partner and Courtyard II Associates LLC ("Deerfield
      LLC")                                                                 N/A

10.17 Bill of Sale and Assignment and Assumption Agreement dated as of January
      24, 1996 by the Partnership to Deerfield LLC                          N/A

10.18 Deed to the Courtyard by Marriott Hotel in Chicago/Deerfield, Illinois
      dated as of January 24, 1996 by the Partnership to Deerfield LLC      N/A

10.19 Assignment and Assumption of Management Agreement dated as of January 24,
      1996 by the Partnership to Deerfield LLC                              N/A

10.20 Loan Agreement dated as of January 24, 1996 by and between Associates and
      Funding                                                               N/A

10.21 Mortgage Note, dated as of January 24, 1996, in the principal amount of
      $410,200,000 by Associates to Funding                                 N/A

10.22 Security Agreement dated as of January 24, 1996 by and between Associates
      and Funding                                                           N/A

10.23 Pledge Agreement dated as of January 24, 1996 by and between Associates
      and Funding                                                           N/A

10.24 Collateral Assignment of Management Agreement and Subordination Agreement dated as of January 24, 1996, by and among Associates, the Manager and
      Funding                                                                N/A

10.25 Amendment of Ground Leases dated as of January 24, 1996 by and among Associates, Marriott International, Inc. and Essex House Condominium
      Corporation ("Essex")                                                  N/A

10.26 Environmental Indemnity Agreement dated as of January 24, 1996 by Associates and the Managing General Partner for the benefit of Funding N/A

10.27 Associates, as mortgagor, and Funding, as mortgagee, entered into 53 fee and leasehold mortgages, each dated as of January 24, 1996. The 53 mortgages are identical in all material respects except as to the underlying property to which they relate and, in certain instances, additional parties thereto. The schedule below sets forth the terms of each mortgage not filed which differ from the copy of the example mortgage
      (Birmingham/Hoover, AL) which is filed herewith.                       N/A

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

10.28 Associates, as mortgagor, and Funding, as mortgagee, entered into 16 fee leasehold mortgages, each dated as of January 24, 1996. The 16 mortgages are identical in all material respects except as to the underlying property to which they relate. The schedule below sets forth the terms of each mortgage
  not filed   which   differ   from   the   copy  of  the   example   mortgage
         (Birmingham/Homewood, AL) which is filed herewith.                 N/A

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

10.29  Assignment of Loan Documents dated as of January 24, 1996 by Funding to
       the CMBS Trustee                                                    N/A

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

21.1    Subsidiaries of the Partnership                                     N/A

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

       (b)    Reports on 8-K

              A Form 8-K was filed with the SEC on December 17, 1999. This filing, Item 5-Other Events, discloses that on December 6, 1999, the General Partner sent to the limited partners of the Partnership a letter that accompanied the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 10, 1999. The letter disclosed the quarterly activities of the Partnership. A copy of the letter was included as an Item 7-Exhibit in this Form 8-K filing.

                                                                     SCHEDULE I
                                                                    Page 1 of 4

                   COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
            CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
                        CONDENSED CONSOLIDATED BALANCE SHEET
                               December 31, 1999 and 1998
                                      (in thousands)




                                                                                                       1999                1998

                                                                          ASSETS
Investments in restricted subsidiaries ..........................................................$       101,696     $        87,347
Other assets.....................................................................................          3,806               4,260
Restricted cash..................................................................................         11,981              11,847
Cash and cash equivalents........................................................................          1,814               5,970

       Total Assets..............................................................................$       119,297     $       109,424

                                              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES

   Debt.........................................................................................        $127,400       $     127,400
   Accounts payable and accrued expenses.........................................................          6,769               5,914

       Total liabilities.........................................................................        134,169             133,314

PARTNERS' CAPITAL (DEFICIT)
   General Partner

     Capital contribution........................................................................         11,306              11,306
     Cumulative net losses.......................................................................         (2,717)            (3,609)
     Capital distributions.......................................................................           (278)              (278)
                                                                                                           8,311              7,419

   Limited Partners

     Capital contributions, net of offering costs of $17,189.....................................        129,064             129,064
     Cumulative net losses.......................................................................        (51,627)           (68,573)
     Capital distributions.......................................................................       (100,467)           (91,647)
     Investor notes receivable...................................................................           (153)              (153)
                                                                                                         (23,183)           (31,309)

       Total Partners' Deficit...................................................................        (14,872)           (23,890)

                                                                                                 $       119,297     $       109,424



The Notes to Consolidated Financial Statements of Courtyard by Marriott II Limited Partnership are an integral part of these statements.

        See Accompanying Notes to Condensed Consolidated Financial Information.

                                                                  SCHEDULE I
                                                                 Page 2 of 4


           COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
     CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
             CONDENSED  CONSOLIDATED STATEMENT OF
   OPERATIONS For the Years Ended December 31, 1999, 1998 and 1997

                         (in thousands)





                                                                                              1999           1998            1997
Revenues..................................................................................$        --     $        --    $      --
Operating costs and expenses..............................................................         --              --           --
Operating profit before Partnership expenses and interest.................................         --              --           --
Interest income...........................................................................        588             695           690
Interest expense..........................................................................    (14,170)        (14,169)     (14,203)
Partnership expense.......................................................................     (1,299)           (428)        (570)
Loss before equity in earnings of restricted subsidiaries.................................    (14,881)        (13,902)     (14,083)
Equity in earnings of restricted subsidiaries.............................................     32,719          30,852       29,774

     Net income...........................................................................$    17,838     $    16,950    $  15,691





















The Notes to Consolidated Financial Statements of Courtyard by Marriott II Limited Partnership are an integral part of these statements.

   See Accompanying Notes to Condensed Consolidated Financial Information.

                                                                     SCHEDULE I
                                                                    Page 3 of 4


             COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
 CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
           CONDENSED  CONSOLIDATED STATEMENT OF
CASH FLOWS For the Years Ended December 31, 1999, 1998 and 1997
                                (in thousands)





                                                                                              1999           1998            1997

Cash used in operations...................................................................$   (13,640)    $   (13,440)   $ (13,557)

INVESTING ACTIVITIES
   Dividends from restricted subsidiaries, net............................................     18,357          24,476       29,890
   Change in working capital reserve......................................................        (53)         (2,925)      (2,075)

       Cash provided by investing activities..............................................     18,304          21,551       27,815

FINANCING ACTIVITIES
   Capital distributions..................................................................     (8,820)        (10,143)     (14,479)
   Collections of investor notes receivable...............................................         --              --           32
   Payment of financing costs.............................................................         --              --           (3)

       Cash used in financing activities..................................................     (8,820)        (10,143)     (14,450)

DECREASE IN CASH AND CASH EQUIVALENTS.....................................................     (4,156)         (2,032)        (192)

CASH AND CASH EQUIVALENTS at beginning of year............................................      5,970           8,002        8,194

CASH AND CASH EQUIVALENTS at end of year..................................................$     1,814     $     5,970    $   8,002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest on debt.....................................................$    13,705     $    13,702    $  13,738







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

               SCHEDULE III

  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
  REAL ESTATE AND ACCUMULATED DEPRECIATION
              December 31, 1999
               (in thousands)






                                  Initial Costs                               Gross Amount at December 31, 1999
                                                      Subsequent               Leasehold,
                                       Buildings &       Costs                 Buildings &                  Accumulated
Description    Encumbrances   Land    Improvements    Capitalized    Land    Improvements      Total       Depreciation

70 Courtyard by

Marriott Hotels $  355,781   $25,392    $  493,565   $  58,547     $25,541     $     551,963  $ 577,504      $ 161,980






                      Date of
                  Completion of        Date         Depreciation
                   Construction          Acquired           Life

70 Courtyard by      1987-1990       1987-1990        40 years
Marriott Hotels





Notes:

                                                                            1997              1998             1999
(a)  Reconciliation of Real Estate:
     Balance at beginning of year....................................$     542,872    $     555,164     $     567,776
     Capital Expenditures............................................       12,292           14,710             9,740
     Dispositions/reclassifications..................................         -             (2,098)              (12)
     Balance at end of year..........................................$     555,164    $     567,776     $     577,504

(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of year....................................$     112,473    $     128,448     $     145,070
     Depreciation....................................................       15,975           16,622            16,910
     Balance at end of year..........................................$     128,448    $     145,070     $     161,980

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $567.6 million at December 31, 1999.


                                                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th of March 2000.

                                   COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

                                        By:      CBM TWO LLC
                  .                     General Partner




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