Form 10-Q
period 2000-03-24
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 2000-05-08
CIK 832179

===============================================================================
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 24, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-16728

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)
                  Delaware                     52-1533559
------------------------------------     -----------------------
         (State of Organization)         (I.R.S. Employer Identification Number)

  10400 Fernwood Road, Bethesda, MD                  20817-1109

----------------------------------------         -----------------------
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

                                                                       Page No.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statement of Operations

              Twelve Weeks Ended March 24, 2000 and March 26, 1999
                                    (Unaudited)...............................1

           Condensed Consolidated Balance Sheet

              March 24, 2000 (Unaudited) and December 31, 1999................2

           Condensed Consolidated Statement of Cash Flows

              Twelve Weeks Ended March 24, 2000 and March 26, 1999
                                    (Unaudited)...............................3

           Note to Condensed Consolidated Financial Statements
                                (Unaudited)...................................4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................5

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........7

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................7

Item 6.    Exhibits and Reports on Form 8-K...................................8

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                (in thousands, except unit and per unit amounts)

                                                                      Twelve Weeks Ended
                                                                   March 24,       March 26,
                                                                     2000            1999
                                                               -------------    ---------
REVENUES

   Hotel revenues

     Rooms...................................................$      61,453    $      61,391
     Food and beverage.......................................        4,092            4,128
     Other...................................................        2,472            2,280

       Total hotel revenues..................................       68,017           67,799


OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms...................................................       13,796           13,599
     Food and beverage.......................................        3,559            3,587
     Other department costs and expenses.....................          960              694
     Selling, administrative and other.......................       15,736           15,863

       Total hotel property-level costs and expenses........        34,051           33,743
   Depreciation.............................................         8,124            6,118
   Ground rent, taxes and other.............................         6,667            5,999
   Base and Courtyard management fees.......................         4,081            4,068
   Incentive management fee.................................         3,133            3,095

       Total operating costs and expenses...................        56,056           53,023


OPERATING PROFIT............................................        11,961           14,776
   Interest expense.........................................       (10,005)         (10,393)
   Interest income..........................................           321              308


NET INCOME.................................................$         2,277    $       4,691
                                                               =============    =============

ALLOCATION OF NET INCOME
   General Partner.........................................$           114    $         235
   Limited Partners........................................          2,163            4,456
                                                               -------------    -------------

                                                           $         2,277    $       4,691
                                                               =============    =============

NET INCOME PER LIMITED PARTNER UNIT (1,470 Units)..........$         1,471    $       3,031
                                                               =============    =============


                                       See Note to Condensed Consolidated Financial Statements.


                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                            March 24,         December 31,
                                                                                               2000               1999
                                                                                          --------------    ----------
                                                                                            (Unaudited)

                                     ASSETS

   Property and equipment, net............................................................$      447,732    $       454,412
   Deferred financing costs, net of accumulated amortization..............................        12,327             12,690
   Due from Courtyard Management Corporation..............................................         7,983              8,795
   Other assets...........................................................................            26                 11
   Property improvement fund..............................................................        11,769              5,395
   Restricted cash........................................................................        17,699             18,299
   Cash and cash equivalents..............................................................        18,661             23,341
                                                                                          --------------    ---------------

                                                                                          $      516,197    $       522,943
                                                                                          ==============    ===============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES

   Debt...................................................................................$      480,493    $       483,181
   Management fees due to Courtyard Management Corporation................................        33,396             33,805
   Due to Marriott International, Inc. and affiliates.....................................         8,785              8,812
   Accounts payable and accrued liabilities...............................................         9,793             12,017
                                                                                          --------------    ---------------

         Total Liabilities................................................................       532,467            537,815
                                                                                          --------------    ---------------

PARTNERS' CAPITAL (DEFICIT)
   General Partner........................................................................         8,425              8,311
   Limited Partners.......................................................................       (24,695)           (23,183)
                                                                                          --------------    ---------------

         Total Partners' Deficit..........................................................       (16,270)           (14,872)
                                                                                          --------------    ---------------

                                                                                          $      516,197    $       522,943
                                                                                          ==============    ===============









                                       See Note to Condensed Consolidated Financial Statements.


                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                   Twelve Weeks Ended
                                                                                               March 24,         March 26,
                                                                                                 2000              1999
                                                                                             -------------    ---------
OPERATING ACTIVITIES
   Net income ...............................................................................$       2,277    $       4,691
   Noncash items.............................................................................        8,472            6,482
   Changes in operating accounts.............................................................       (1,248)            (212)
                                                                                             -------------    -------------

         Cash provided by operating activities...............................................        9,501           10,961
                                                                                             -------------    -------------

INVESTING ACTIVITIES
   Additions to property and equipment.......................................................       (1,444)          (6,388)
   Change in property improvement funds......................................................       (6,374)           2,228
                                                                                             -------------    -------------

         Cash used in investing activities...................................................       (7,818)          (4,160)
                                                                                             -------------    --------------

FINANCING ACTIVITIES
   Capital distributions.....................................................................       (3,675)              --
   Repayments of debt .......................................................................       (2,688)          (2,494)
                                                                                             -------------    -------------

         Cash used in financing activities...................................................       (6,363)          (2,494)
                                                                                             -------------    -------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.............................................       (4,680)           4,307

CASH AND CASH EQUIVALENTS at beginning of period.............................................       23,341           17,903
                                                                                             -------------    -------------

CASH AND CASH EQUIVALENTS at end of period...................................................$      18,661    $      22,210
                                                                                             =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage and other interest.................................................$      11,453    $      11,644
                                                                                             =============    =============











                                       See Note to Condensed Consolidated Financial Statements.


                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Summary of Significant Accounting Policies

         The accompanying unaudited, condensed, consolidated financial statements have been prepared by Courtyard By Marriott II Limited Partnership (the "Partnership"). Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed, consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999.

         In the opinion of the Partnership, the accompanying unaudited, condensed, consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of March 24, 2000, and the results of operations and cash flows for the twelve weeks ended March 24, 2000 and March 26, 1999. Interim results are not necessarily indicative of full year performance because of seasonal and short-term variations.

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

         Certain reclassifications were made to the prior year financial statements to conform to the 2000 presentation.

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

RESULTS OF OPERATIONS

Hotel Revenues. Total hotel revenues for first quarter 2000 increased by $218,000 to $68 million when compared to the same period in 1999. The increase in hotel revenues was achieved primarily through the slight increase in rooms revenue and an increase in telephone revenues, which was slightly offset by an additional day of operations in first quarter 1999. First quarter 2000 revenues represent 84 days of operations and first quarter 1999 represents 85 days of operations.

Rooms revenues. Rooms revenues for first quarter 2000 increased slightly to $61.4 million when compared to the same period last year due to the slight increase in revenue per available room ("REVPAR") to $71 in first quarter 2000 when compared to $70 for first quarter 1999. The increase in REVPAR is due to the $3 increase in the combined average rate to $93 partially offset by a two percentage point decrease in combined average occupancy to 76%.

Operating costs and expenses. Operating costs and expenses increased $3 million, or 6%, to $56 million for first quarter 2000 when compared to first quarter 1999, primarily due to the increase in depreciation and ground rent, taxes and other expenses discussed below. As a percentage of Hotel revenues, operating costs and expenses represented 82% and 78% of revenues for first quarter 2000 and first quarter 1999, respectively.

The Partnership's Hotel property-level costs and expenses increased $308,000 to $34.1 million when compared to the same period in 1999. Hotel property-level costs and expenses are higher due to increased salary and benefit expenses as the Hotels endeavor to maintain competitive wage scales. As a percentage of Hotel revenues, property-level costs and expenses represented approximately 50% of revenues for both first quarter 2000 and first quarter 1999.

Depreciation. Depreciation expense increased $2 million to $8.1 million for first quarter 2000 when compared to the same period in 1999. The increase is due to a loss of $1.5 million associated with the retirement of property and equipment and the completion of rooms renovations during 1999.

Ground rent, taxes and other. Ground rent, taxes and other expenses increased $668,000 to $6.7 million for first quarter 2000 when compared to first quarter 1999 due to increases in administrative costs.

Operating Profit. Operating profit decreased $2.8 million for first quarter 2000 to $12 million when compared to the same period in 1999. The decrease was due to the increases in depreciation, ground rent, taxes and other expenses, and the loss on retirement of property and equipment described above. As a percentage of Hotel revenues, operating profit represented 18% of revenues for first quarter 2000 and 22% for first quarter 1999.

Interest Expense. Interest expense decreased $388,000, or 4%, to $10 million for first quarter 2000 when compared to the same period in 1999 as a result of principal amortization on the Certificates/Mortgage Loan. The weighted average interest rate for first quarter 2000 was 8.6% as compared to 8.7% for first quarter 1999.

Net Income. Net income for first quarter 2000 decreased by $2.4 million to $2.3 million when compared to first quarter 1999 as a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financing needs have historically been funded through loan agreements with independent financial institutions. The General Partner believes that cash from Hotel operations will be sufficient to make the required debt service payments, to fund the current capital expenditures needs of the Hotels as well as to make cash distributions to the limited partners.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund and to make distributions to limited partners.

Cash provided by operations for first quarter 2000 and first quarter 1999, was $9.5 million and $11.0 million respectively. The decrease in cash provided by operations is primarily due to the decrease in net income due to the items discussed above.

Cash used in investing activities was $7.8 million and $4.2 million for first quarter 2000 and first quarter 1999, respectively. Cash used in investing activities for 2000 includes capital expenditures of $1.4 million, primarily related to renovations and replacements of furniture, fixtures and equipment at the Partnership's Hotels as compared to $6.4 million in 1999. The property improvement fund increased $6.4 million for the first quarter 2000 as compared to an increase of $2.2 million for the comparable period in 1999. During first quarter 2000, the Partnership funded $4.9 million to the property improvement fund for certain capital expenditures.

Cash used in financing activities was $6.4 million and $2.5 million for first quarter 2000 and first quarter 1999, respectively. During these periods, the Partnership repaid $2.7 million and $2.5 million, respectively, of principal on the commercial mortgage-backed securities. Cash used in financing activities included $3.7 million of cash distributions to limited partners during the first quarter of 2000. On February 16, 2000, the Partnership utilized 1999 cash flow after debt service to make a final 1999 cash distribution of $2,500 per limited partner unit or $3,675,000. There were no cash distributions to the limited partners in first quarter 1999 as the final 1998 cash distribution was made in second quarter 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of March 24, 2000, all of the Partnership's debt is fixed rate.

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

Certain Limited Partners of the Partnership filed a lawsuit, styled Whitey Ford, et al. v. Host Marriott Corporation, et al., Case No. 96-CI-08327, in the 285th Judicial District Court of Bexar County, Texas on June 7, 1996, against Host Marriott Corporation ("Host Marriott"), Marriott International, Inc. ("MII"), various related entities, and others (collectively, the "Defendants"). On January 29, 1998, two other Limited Partners, A.R. Milkes and D.R. Burklew, filed a petition to expand this lawsuit into a class action. On June 23, 1998, the Court entered an order certifying a class of limited partners under Texas law. The plaintiffs allege, among other things, that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts.

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against MII, Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit now relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Host DSM Limited Partnership (formerly known as Desert Springs Marriott Limited Partnership) and Atlanta II Limited Partnership (formerly known as Atlanta Marriott Marquis Limited Partnership), collectively, the "Six Partnerships". The plaintiffs allege that the Defendants conspired to sell hotels to the Six Partnerships for inflated prices and that they charged the Six Partnerships excessive management fees to operate the Six Partnerships' hotels. The plaintiffs further allege, among other things, that the Defendants committed fraud, breached fiduciary duties and violated the provisions of various contracts. A related case concerning the Partnership was filed by the plaintiffs' lawyers in the same court, involves similar allegations against the Defendants, and has been certified as a class action (see above). As a result of this development, the Partnership is no longer involved in the above-referenced Haas lawsuit, Case No. 98-CI-04092.

On March 9, 2000, the Defendants entered into a settlement agreement with counsel for the plaintiffs to resolve the Haas and the Whitey Ford litigation.
The settlement is subject to numerous conditions, including partnership agreement amendments, participation thresholds, court approval and various consents.

Under the terms of the settlement, the limited partners of the Partnership who elect to participate would receive $147,959 per Unit, or a pro rata portion thereof, in cash in exchange for the transfer, directly or through a merger, of all limited partner Units to a joint venture between subsidiaries of Host Marriott and MII, dismissal of the litigation, and a complete release of all claims. If the Texas court approves legal fees and expenses of approximately $29,000 per Unit to counsel to the class action plaintiffs, the net amount that each class member who transfers his Unit and releases all of his litigation claims will receive is approximately $119,000 per Unit, or a pro rata portion thereof for fractional Units.

Limited partners who opt out of the settlement would have their interests in the Partnership converted into the right to receive the appraised value of the Units in cash (excluding any amount related to the claims asserted in the class action litigation) and will retain their individual claims against the Defendants.

The settlement will not be consummated unless the Texas court approves the fairness of the settlement. The Defendants may terminate the settlement if the holders of more than 10% of the Partnership's 1,470 Units choose not to participate, if the holders of more than 10% of the limited partner units in any one of the other partnerships involved in the settlement choose not to participate or if certain other conditions are not satisfied. The Manager will continue to manage the Partnership's Hotels under long-term agreements.

The details of the settlement will be contained in a court-approved notice and purchase offer/consent solicitation to be sent to the Partnership's limited partners, and the discussion of the settlement herein is qualified in its entirety by the terms of the actual court-approved notice and purchase offer/consent solicitation sent to the Partnership's limited partners.

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

                            COURTYARD BY MARRIOTT II
                               LIMITED PARTNERSHIP

                                                     By:      CBM TWO LLC
                                                              General Partner

                  May 8, 2000                        By:      /s/ Earla L. Stowe
                                                              ------------------
                                                                  Earla L. Stowe
                                                                  Vice President