Form 10-Q
period 2000-06-16
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 2000-07-28
CIK 832179

================================================================================
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 16, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-16728

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                  --------------------------------------------
              (Exact name of registrant as specified in its charter)

           Delaware                                   52-1533559
--------------------------------       ---------------------------------------
      (State of Organization)          (I.R.S. Employer Identification Number)

10400 Fernwood Road, Bethesda, MD                    20817-1109
---------------------------------      --------------------------------------
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

                                TABLE OF CONTENTS
                                                                                                      PAGE NO.

                          PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
            June 16, 2000 (Unaudited) and December 31, 1999...............................................1

         Condensed Consolidated Statements of Operations
            Twelve and Twenty-Four Weeks Ended June 16, 2000 and June 18, 1999 (Unaudited)................2

         Condensed Consolidated Statements of Cash Flows
            Twenty-Four Weeks ended June 16, 2000 and June 18, 1999 (Unaudited)...........................3

         Note to Condensed Consolidated Financial Statements (Unaudited)..................................4

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................................................5

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................7


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................8

Item 6.    Exhibits and Reports on Form 8-K...............................................................9



                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                                            June 16,        December 31,
                                                                                              2000              1999
                                                                                           -----------      ------------
                                                                                           (Unaudited)
                                     ASSETS
   Property and equipment, net..........................................................$        445,377    $       454,412
   Deferred financing costs, net of accumulated amortization............................          11,965             12,690
   Due from Courtyard Management Corporation............................................           7,497              8,795
   Other assets.........................................................................              20                 11
   Property improvement funds...........................................................          16,084              5,395
   Restricted cash......................................................................          18,097             18,299
   Cash and cash equivalents............................................................          20,631             23,341
                                                                                        ----------------    ---------------
                                                                                        $        519,671    $       522,943
                                                                                        ================    ===============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES

   Debt.................................................................................$        476,398    $       483,181
   Management fees due to Courtyard Management Corporation..............................          31,873             33,805
   Due to Marriott International, Inc. and affiliates...................................           8,757              8,812
   Accounts payable and accrued liabilities.............................................          12,673             12,017
                                                                                        ----------------    ---------------

         Total Liabilities..............................................................         529,701            537,815
                                                                                        ----------------    ---------------

PARTNERS' CAPITAL (DEFICIT)
   General Partner......................................................................           8,737              8,311
   Limited Partners.....................................................................         (18,767)           (23,183)
                                                                                        ----------------    ---------------

         Total Partners' Deficit........................................................         (10,030)           (14,872)
                                                                                        ----------------    ---------------

                                                                                        $        519,671    $       522,943
                                                                                        ================    ===============





                      See Note to Condensed Consolidated Financial Statements.


                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                (in thousands, except Unit and per Unit amounts)

                                                             Twelve Weeks Ended                 Twenty-Four Weeks Ended
                                                          June 16,          June 18,             June 16,     June 18,
                                                           2000               1999                2000          1999
                                                       --------------    -------------       -------------    ---------

REVENUES

   Hotel revenues

     Rooms.............................................$       66,408    $      63,532       $     127,861    $     124,923
     Food and beverage.................................         4,421            4,217               8,513            8,345
     Other.............................................         2,327            2,340               4,799            4,620
                                                       --------------    -------------       -------------    -------------
       Total hotel revenues............................        73,156           70,089             141,173          137,888
                                                       --------------    -------------       -------------    -------------

OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms.............................................        14,623           14,086              28,419           27,685
     Food and beverage.................................         3,762            3,662               7,321            7,249
     Other department costs and expenses...............         1,008              741               1,968            1,435
     Selling, administrative and other.................        16,177           15,780              31,913           31,643
                                                       --------------    -------------       -------------    -------------
       Total hotel property-level costs and expenses...        35,570           34,269              69,621           68,012
   Depreciation .......................................         6,566            6,199              14,690           12,317
   Ground rent, taxes and other........................         7,500            6,174              14,167           12,173
   Base and Courtyard management fees..................         4,389            4,205               8,470            8,273
   Incentive management fee............................         3,558            3,313               6,691            6,408
                                                       --------------    -------------       -------------    -------------
       Total operating costs and expenses..............        57,583           54,160             113,639          107,183
                                                       --------------    -------------       -------------    -------------

OPERATING PROFIT.......................................        15,573           15,929              27,534           30,705
   Interest expense....................................        (9,792)         (10,110)            (19,797)         (20,503)
   Interest income.....................................           459              399                 780              707
                                                       --------------    -------------       -------------    -------------

NET INCOME.............................................$        6,240    $       6,218       $       8,517    $      10,909
                                                       ==============    =============       =============    =============

ALLOCATION OF NET INCOME
   General Partner.....................................$          312    $         310       $         426    $         545
   Limited Partners....................................         5,928            5,908               8,091           10,364
                                                       --------------    -------------       -------------    -------------
                                                       $        6,240    $       6,218       $       8,517    $      10,909
                                                       ==============    =============       =============    =============

NET INCOME PER LIMITED PARTNER UNIT
   (1,470 Units).......................................$        4,033    $       4,019       $       5,504    $       7,050
                                                       ==============    =============       =============    =============








                    See Note to Condensed Consolidated Financial Statements.


                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)


                                                                                             Twenty-Four Weeks Ended
                                                                                            June 16,            June 18,
                                                                                              2000                1999
                                                                                        ----------------    ----------

OPERATING ACTIVITIES
   Net income...........................................................................$          8,517    $        10,909
   Noncash items........................................................................          15,405             13,043
   Changes in operating accounts........................................................             170              1,854
                                                                                        ----------------    ---------------

         Cash provided by operating activities..........................................          24,092             25,806
                                                                                        ----------------    ---------------

INVESTING ACTIVITIES
   Additions to property and equipment, net.............................................          (5,655)           (11,039)
   Change in property improvement funds.................................................         (10,689)               249
                                                                                        ----------------    ---------------

         Cash used in investing activities..............................................         (16,344)           (10,790)
                                                                                        ----------------    ---------------

FINANCING ACTIVITIES
   Repayments of debt...................................................................          (6,783)            (6,295)
   Capital distributions................................................................          (3,675)            (2,205)
                                                                                        ----------------    ---------------

         Cash used in financing activities..............................................         (10,458)            (8,500)
                                                                                        ----------------    ---------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........................................          (2,710)             6,516

CASH AND CASH EQUIVALENTS at beginning of period........................................          23,341             17,903
                                                                                        ----------------    ---------------

CASH AND CASH EQUIVALENTS at end of period..............................................$         20,631    $        24,419
                                                                                        ================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage and other interest............................................$         18,303    $        18,777
                                                                                        ================    ===============










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

     In the opinion of the Partnership, the accompanying unaudited, condensed, consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of June 16, 2000 and December 31, 1999, and the results of operations for the twelve and twenty-four weeks ended June 16, 2000 and June 18, 1999 and cash flows for the twenty-four weeks ended June 16, 2000 and June 18, 1999. Results are not necessarily indicative of full year performance because of seasonal and short-term variations.

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

     Certain reclassifications were made to the prior year unaudited, condensed, consolidated financial statements to conform to the 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are forward-looking statements within the meaning of federal securities regulations. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Future transactions, results, performance and achievements will be affected by general economic, business and financing conditions, competition and governmental actions. The cautionary statements set forth in reports filed with the Securities and Exchange Commission contain important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties and the availability and terms of financing; (ii) the ability to maintain the properties in a first-class manner (including meeting capital expenditure requirements); (iii) the ability to compete effectively in areas such as access, location, quality of accommodations and room rate structure;
(iv) changes in travel patterns, taxes and government regulations; (v) governmental approvals, actions and initiatives; and (vi) the effects of tax legislative action. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Hotel Revenues. Total hotel revenues increased approximately $3 million to $73.2 million and $141.2 million for the twelve and twenty-four weeks ended June 16, 2000, respectively. The increase in hotel revenues was achieved primarily through a $2.9 million increase in rooms revenue for both the second quarter of 2000 and year-to-date 2000 as compared to the same periods in 1999.

Rooms revenue. The increase in rooms revenue of $537,000 for the quarter and $734,000 for the year-to-date when compared to the same period last year was due to an increase in revenue per available room ("REVPAR"). REVPAR for the twelve and twenty-four weeks ended June 16, 2000 increased 4% to $76 and 3% to $74 respectively, when compared to the same periods in 1999. The increase in REVPAR was driven by an increase in the average room rate of 4% for both the quarter and year-to-date to $94 and $93 for the same periods, respectively.

Operating Costs and Expenses. For the twelve weeks ended June 16, 2000, the Partnership's operating costs and expenses increased $3.4 million, or 6%, to $57.6 million as compared to the same period in 1999. For the twenty-four weeks ended June 16, 2000, the Partnership's operating costs and expenses increased $6.5 million, or 6%, to $113.6 million. As a percentage of hotel revenues, operating costs and expenses increased to 79% of revenues for the second quarter of 2000 as compared to 77% for the second quarter of 1999. Through the second quarter of 2000, operating costs and expenses as a percentage of sales increased to 80% as compared to 78% for the same period in 1999. The increase in operating costs and expenses for the second quarter and year-to-date in 2000 relative to the same periods in 1999 was primarily due to the increase in hotel property-level costs and expenses, depreciation and ground rent, taxes and other expenses discussed below.

Hotel property-level costs and expenses. The Partnership's hotel property-level costs and expenses increased 4% to $35.6 million and 2% to $69.6 million for the twelve and twenty-four weeks ended June 16, 2000, respectively, as compared to the same periods in 1999. Hotel property-level costs and expenses increased primarily due to higher salary and benefit expenses as the Hotels endeavor to maintain competitive wage scales. Additionally, property-level costs and expenses increased $432,000 and $1.0 million for the twelve and twenty-four weeks ended June 16, 2000, respectively, as expenditures for items that fall below the minimum dollar threshold for capitalization increased relative to the prior year. The increases were offset by decreases in the cost of telephone operations of $164,000 and $468,000 for the second quarter and year-to-date in 2000, respectively.

Depreciation. Depreciation expense increased $367,000 to $6.6 million and $2.4 million to $14.7 million for the twelve and twenty-four weeks ended June 16, 2000, respectively, as compared to the same periods in 1999. The increase was due primarily to a loss of $1.5 million, recognized during the year-to-date period in 2000, associated with property and equipment retirements and to property, plant, and equipment additions between the end of the second quarter of 1999 and 2000, respectively, primarily as a result of the completion of rooms renovations during 1999.

Ground rent, taxes and other. Ground rent, taxes and other expenses increased $1.3 million to $7.5 million and $2 million to $14.2 million for the twelve and twenty-four weeks ended June 16, 2000, respectively, as compared to the same periods in 1999 due to increases in administrative costs, primarily as a result of fees incurred in connection with the litigation discussed in Part II, Item 1, Legal Proceedings.

Operating Profit. Operating profit decreased $356,000 to $15.6 million and $3.2 million to $27.5 million for the twelve and twenty-four weeks ended June 16, 2000, respectively, as compared to the same periods in 1999. The decrease was due to the increases in depreciation, ground rent, taxes and other expenses and the loss on retirement of property and equipment discussed above. As a percentage of hotel revenues, operating profit represented 21% of revenues for the second quarter of 2000 as compared to 22% for the second quarter of 1999. Through the year-to-date in 2000, operating profit represented 19% of revenues as compared to 22% for the same period in 1999.

Interest Expense. Interest expense decreased to $19.8 million for the twenty-four weeks ended June 16, 2000 from $20.5 million for the comparable period in 1999. The decrease was primarily due to principal amortization on the commercial mortgage backed securities which results in lower principal debt balances in 2000 as compared to 1999.

Net Income. As a result of the items discussed above, for the twenty-four weeks ended June 16, 2000, net income decreased $2.4 million from the comparable period in 1999 to $8.5 million. For the second quarter of 2000, net income remained steady at $6.2 million when compared to second quarter 1999.

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

Cash provided by operations for the twenty-four weeks ended June 16, 2000 and June 18, 1999, was $24.1 million and $25.8 million, respectively. The decrease in cash provided by operations was primarily due to increased payments towards the deferred incentive management fees in 2000 when compared to 1999. The cash flow provided by improved hotel operations enabled the Partnership to increase the payment of deferred incentive management fees.

Cash used in investing activities was $16.3 million for the first two quarters of 2000 and $10.8 million for the first two quarters of 1999. Cash used in investing activities for 2000 includes capital expenditures of $5.7 million, primarily related to renovations and replacements of furniture, fixtures and equipment at the Partnership's Hotels as compared to $11 million of capital expenditures in 1999. The property improvement fund increased $10.7 million for the first two quarters of 2000 as compared to a decrease of $249,000 for the comparable period in 1999. During the first two quarters of 2000, the Partnership funded $10 million to the property fund to reimburse certain capital expenditures.

Cash used in financing activities was $10.5 million and $8.5 million for the first two quarters of 2000 and 1999, respectively. During these periods, the Partnership repaid $6.8 million and $6.3 million, respectively, of principal on the commercial mortgage backed securities. Cash used in financing activities included $3.7 million and $2.2 million of cash distributions to limited partners during the twenty-four weeks ended June 16, 2000 and June 18, 1999, respectively. On February 16, 2000, the Partnership utilized 1999 cash flow after debt service to make a final 1999 cash distribution of $2,500 per limited partner unit, or $3,675,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of June 16, 2000, all of the Partnership's debt has a fixed interest rate. As of June 16, 2000 and December 31, 1999, the Partnership's mortgage debt totaled $476.4 million and $483.2 million, respectively.

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

The details of the settlement will be contained in a court-approved notice and purchase offer/consent solicitation to be sent to the Partnership's limited partners and the discussion of the settlement herein is qualified in its entirety by the terms of the actual court-approved notice and purchase offer/consent solicitation sent to the Partnership's limited partners.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits:

                           None.

                  b.       Reports on Form 8-K:

                           A Form 8-K was filed with the Securities and Exchange Commission on April 28, 2000. This filing, Item 5--Other Events, discloses that on April 28, 2000, the General Partner sent to the Limited Partners of the Partnership a letter that accompanied the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999. A copy of the letter was included as an Item 7--Exhibit in this Form 8-K filing.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COURTYARD BY MARRIOTT II
                               LIMITED PARTNERSHIP

                        By:      CBM TWO LLC
                                 General Partner

    July 27, 2000      By:      /s/ Matt Whelan
                                 ---------------
                                    Matt Whelan
                                    Vice President and Chief Accounting Officer

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COURTYARD BY MARRIOTT II
                               LIMITED PARTNERSHIP

                        By:      CBM TWO LLC
                                 General Partner

  July 27, 2000        By:       -----------------------------
                                 Matt Whelan
                                 Vice President and Chief Accounting Officer