Form 10-Q
period 2000-09-08
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 2000-10-23
CIK 832179

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



For the Quarter Ended September 8, 2000              Commission File No. 0-16728


                 COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                              10400 Fernwood Road
                            Bethesda, MD 20817-1109
                                (301) 380-9000


          Delaware                                                                                   52-1533559
-----------------------------                                                     --------------------------------------------------
   (State of Organization)                                                              (I.R.S. Employer Identification Number)


          Securities registered pursuant to Section 12(b) of the Act:

                                Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.
                       ---

================================================================================

================================================================================
                 Courtyard by Marriott II Limited Partnership
================================================================================


                               TABLE OF CONTENTS
                               -----------------

                                                                                       PAGE NO.
                                                                                       --------
PART I - FINANCIAL INFORMATION (Unaudited)

      Condensed Consolidated Balance Sheets
       September 8, 2000 and December 31, 1999.....................................        1

      Condensed Consolidated Statements of Operations
       Twelve and Thirty-Six Weeks Ended September 8, 2000 and September 10, 1999..        2

      Condensed Consolidated Statements of Cash Flows
       Thirty-Six Weeks Ended September 8, 2000 and September 10, 1999.............        3

      Notes to Condensed Consolidated Financial Statements.........................        4

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations.........................................        7

      Quantitative and Qualitative Disclosures about Market Risk...................        9

PART II - OTHER INFORMATION AND SIGNATURE

                 Courtyard by Marriott II Limited Partnership
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                                 September 8,    December 31,
                                                                     2000            1999
                                                                     ----            ----
                                                                 (Unaudited)
                                     ASSETS
 Property and equipment, net................................     $   443,338     $   454,412
 Deferred financing costs, net of accumulated amortization..          11,602          12,690
 Due from Courtyard Management Corporation..................           7,060           8,795
 Other assets...............................................               6              11
 Property improvement funds.................................          16,789           5,395
 Restricted cash............................................          18,555          18,299
 Cash and cash equivalents..................................          17,107          23,341
                                                                 -----------     -----------
                                                                 $   514,457     $   522,943
                                                                 ===========     ===========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
 Debt.......................................................     $   472,225     $   483,181
 Management fees due to Courtyard Management Corporation....          31,241          33,805
 Due to Marriott International, Inc. and affiliates.........           8,730           8,812
 Accounts payable and accrued liabilities...................           8,874          12,017
                                                                 -----------     -----------

     Total Liabilities......................................         521,070         537,815
                                                                 -----------     -----------

PARTNERS' CAPITAL (DEFICIT)
 General Partner............................................           9,091           8,311
 Limited Partners...........................................         (15,704)        (23,183)
                                                                 -----------     -----------

     Total Partners' Deficit................................          (6,613)        (14,872)
                                                                 -----------     -----------

                                                                 $   514,457     $   522,943
                                                                 ===========     ===========

           See Notes to Condensed Consolidated Financial Statements.

                  Courtyard by Marriott II Limited Partnership
                Condensed Consolidated Statements of Operations
          (Unaudited, in thousands, except Unit and per Unit amounts)

                                                          Twelve Weeks Ended            Thirty-Six Weeks Ended
                                                     September 8,   September 10,    September 8,   September 10,
                                                          2000            1999           2000            1999
                                                         -------         -------       --------        --------
REVENUES
 Hotel revenues
  Rooms...........................................       $65,704         $63,068       $193,565        $187,991
  Food and beverage...............................         4,100           4,059         12,613          12,404
  Other...........................................         2,108           2,284          6,907           6,904
                                                         -------         -------       --------        --------
   Total hotel revenues...........................        71,912          69,411        213,085         207,299
                                                         -------         -------       --------        --------

OPERATING COSTS AND EXPENSES
 Hotel property-level costs and expenses
  Rooms...........................................        14,762          14,011         43,181          41,696
  Food and beverage...............................         3,752           3,570         11,073          10,819
  Other department costs and expenses.............         1,201             702          3,169           2,137
  Selling, administrative and other...............        16,765          15,637         48,678          47,280
                                                         -------         -------       --------        --------
   Total hotel property-level costs and expenses..        36,480          33,920        106,101         101,932
 Depreciation.....................................         6,536           6,426         19,756          18,743
 Ground rent, taxes and other.....................         5,027           5,598         20,664          17,771
 Base and Courtyard management fees...............         4,315           4,165         12,785          12,438
 Incentive management fee.........................         3,251           3,344          9,942           9,752
                                                         -------         -------       --------        --------
   Total operating costs and expenses.............        55,609          53,453        169,248         160,636
                                                         -------         -------       --------        --------

OPERATING PROFIT..................................        16,303          15,958         43,837          46,663
 Interest expense.................................        (9,734)         (9,962)       (29,531)        (30,465)
 Interest income..................................           524             376          1,304           1,083
                                                         -------         -------       --------        --------

NET INCOME........................................       $ 7,093         $ 6,372       $ 15,610        $ 17,281
                                                         =======         =======       ========        ========

ALLOCATION OF NET INCOME
 General Partner..................................       $   354         $   319       $    780        $    864
 Limited Partners.................................         6,739           6,053         14,830          16,417
                                                         -------         -------       --------        --------
                                                         $ 7,093         $ 6,372       $ 15,610        $ 17,281
                                                         =======         =======       ========        ========

NET INCOME PER LIMITED PARTNER UNIT
 (1,470 Units)....................................       $ 4,584         $ 4,118       $ 10,088        $ 11,168
                                                         =======         =======       ========        ========


           See Notes to Condensed Consolidated Financial Statements.

                 Courtyard by Marriott II Limited Partnership
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)

                                                         Thirty-Six Weeks Ended
                                                     September 8,   September 10,
                                                           2000            1999
                                                         --------        --------
OPERATING ACTIVITIES
 Net income........................................      $ 15,610        $ 17,281
 Depreciation expense..............................        19,756          18,743
 Loss (Gain) on sale of fixed assets...............            17             (27)
 Decrease in prepaid expenses......................             5              --
 Amortization of deferred financing fees...........         1,088           1,088
 Changes in operating accounts.....................        (4,310)         (2,842)
                                                         --------        --------

     Cash provided by operating activities.........        32,166          34,243
                                                         --------        --------

INVESTING ACTIVITIES
 Additions to property and equipment, net..........        (8,699)        (13,812)
 Change in property improvement funds..............       (11,394)           (447)
 Change in working capital reserve.................            --             (51)
                                                         --------        --------

     Cash used in investing activities.............       (20,093)        (14,310)
                                                         --------        --------

FINANCING ACTIVITIES
 Repayments of debt................................       (10,956)        (10,167)
 Capital distributions.............................        (7,351)         (5,880)
                                                         --------        --------

     Cash used in financing activities.............       (18,307)        (16,047)
                                                         --------        --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...        (6,234)          3,886

CASH AND CASH EQUIVALENTS at beginning of period...        23,341          17,903
                                                         --------        --------

CASH AND CASH EQUIVALENTS at end of period.........      $ 17,107        $ 21,789
                                                         ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for mortgage and other interest.........      $ 31,930        $ 32,686
                                                         ========        ========

           See Notes to Condensed Consolidated Financial Statements.

                 Courtyard by Marriott II Limited Partnership
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.  Organization

Courtyard by Marriott II Limited Partnership (the "Partnership"), a Delaware limited partnership, owns 70 Courtyard by Marriott hotels located in 29 states within the contiguous United States. The hotels are operated, under a management agreement by a subsidiary of Marriott International.

2.  Summary of Significant Accounting Policies

The accompanying unaudited, condensed consolidated financial statements have been prepared by the Partnership. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999.

In the opinion of the Partnership, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of September 8, 2000, the results of operations for the twelve and thirty-six weeks ended September 8, 2000 and September 10, 1999 and cash flows for the thirty-six weeks ended September 8, 2000 and September 10, 1999. Interim results are not necessarily indicative of full year performance because of seasonal and short-term variations.

For financial reporting purposes, the net income of the Partnership is allocated 95% to the Limited Partners and 5% to CBM Two LLC (the "General Partner"). Significant differences exist between the net income for financial reporting purposes and the net income reported for Federal income tax purposes. These differences are due primarily to the use for Federal income tax purposes of accelerated depreciation methods, shorter depreciable lives for certain assets, differences in the timing of the recognition of certain fees and straight-line rent adjustments.

Certain reclassifications were made to the prior year unaudited, condensed consolidated financial statements to conform to the 2000 presentation.

3.  Amounts Paid to the General Partner and Marriott International, Inc.

The chart below summarizes amounts paid to the General Partner and Marriott International, Inc. for the thirty-six weeks ended September 8, 2000 and September 10, 1999 (unaudited, in thousands):

Marriott International, Inc.:
                                                   2000     1999
                                                -------  -------
 Incentive management fee.....................  $12,506  $11,984
 Base management fee..........................    7,458    7,256
 Chain services and Marriott Rewards Program..    6,431    6,117
 Courtyard by Marriott system fee.............    5,327    5,182
 Marketing fund contribution..................    3,871    3,751
                                                -------  -------
                                                $35,593  $34,290
                                                =======  =======

General Partner:
 Administrative expenses reimbursed...........  $   537  $   125
                                                =======  =======

                 Courtyard by Marriott II Limited Partnership
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

4.  Contingencies

The Partnership and the Hotels are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

Texas Multi-Partnership Lawsuit. On March 16, 1998, limited partners in several limited partnerships sponsored by Host Marriott Corporation ("Host Marriott") or its subsidiaries filed a lawsuit, Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County Texas, alleging that the defendants conspired to sell hotels to the partnerships for inflated prices and that they charged the partnerships excessive management fees to operate the partnerships' hotels. A Marriott International subsidiary manages each of the hotels involved and, as to some properties, Marriott International, or one of its subsidiaries, is the ground lessor and collects rent. Host Marriott, Marriott International, several of their subsidiaries, and J.W. Marriott, Jr. are among the various named defendants. The Haas lawsuit originally involved the following partnerships:

1.) Courtyard by Marriott Limited Partnership ("CBM I");

2.) Courtyard by Marriott II Limited Partnership ("CBM II");

3.) Marriott Residence Inn Limited Partnership ("Res I");

4.) Marriott Residence Inn II Limited Partnership ("Res II");

5.) Fairfield Inn by Marriott Limited Partnership ("Fairfield);

6.) Desert Springs Marriott Limited Partnership ("Desert Springs"); and

7.) Atlanta Marriott Marquis Limited Partnership ("AMMLP").

Host Marriott has settled the claims of the AMMLP unitholders as part of a settlement of a separate class action suit, pursuant to which settlement Host Marriott paid $4.25 million in return for a release of all claims. This settlement, which has been finalized, is not contingent on any portion of the Partnership Litigation Settlement, discussed more fully below. In addition, Host Marriott consummated settlements with the unitholders of Res I, Res II, Fairfield and Desert Springs, under the umbrella of the Partnership Litigation Settlement. The CBM I and CBM II settlements remain to be completed, as described below.

Courtyard by Marriott II Limited Partnership (CBM II). A subsidiary of Host Marriott is the sole general partner of CBM II and Marriott International or one of its subsidiaries manages all of the hotels owned by CBM II. A group of partners in CBM II filed a lawsuit, Whitey Ford, et al v. Host Marriott Corporation, et al., Case No. 96-CI-08327, on June 7, 1996, in the 285th Judicial District Court of Bexar County, Texas against Host Marriott, Marriott International, and others alleging breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation, tortious interference, violation of the Texas Free Enterprise and Antitrust Act of 1983 and conspiracy in connection with the formation, operation and management of CBM II and its hotels. The plaintiffs are seeking unspecified damages. On January 29, 1998, two other limited partners, A.R. Milkes and D.R. Burklew, filed a petition in intervention that converted the Whitey Ford lawsuit into a class action with a certified class of limited partners. This case is separate from the CBM II lawsuit, filed as part of the Haas lawsuit; however it will be resolved by the Partnership Litigation Settlement described below.

                 Courtyard by Marriott II Limited Partnership
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Pursuant to the terms of the Partnership Litigation Settlement, CBM I and CBM II are currently subject to the tender offers described below, the completion of which will release Host Marriott and the other defendants from all claims by CBM I and CBM II unitholders who have not opted out of these settlements. As of October 20, 2000, no CBM I limited partners have opted out and only two CBM II limited partners, representing three units, have opted out.

Partnership Litigation Settlement. On March 9, 2000, Host Marriott and Marriott International entered into a settlement agreement that will resolve the Texas Multi-Partnership, the CBM II, and the CBM I litigation. Under this settlement, Host Marriott and Marriott International have settled with the Res I, Res II, Fairfield and Desert Springs Plaintiffs for an aggregate payment of approximately $62 million (of which Host Marriott and its subsidiaries have paid approximately $31 million) in return for a general release of all claims. The Res I, Res II, Fairfield and Desert Springs settlements were severed from the CBM I and CBM II settlements by a court order dated September 25, 2000. This settlement is subject to a thirty day appeal period beginning September 28, 2000, during which time any class members can appeal the settlement.

Host Marriott is currently in the process of finalizing the settlements for the CBM I and CBM II partnerships. The principal feature of the proposed settlements is the acquisition of all CBM I and CBM II limited partner units by a joint venture formed by Host Marriott (through non-controlled subsidiaries) and Marriott International and a full release of all claims from all limited partners (other than those who have opted out of the class settlement) for an aggregate payment of approximately $372 million plus interest and attorneys' fees of the plaintiffs' counsels (of which Host Marriott will pay approximately $91 million of the aggregate amount). The joint venture would acquire CBM I and CBM II by acquiring partnership units pursuant to a tender offer for such units followed by a merger of each of CBM I and CBM II with and into subsidiaries of the joint venture. The joint venture will finance the acquisition of CBM I and CBM II with mezzanine indebtedness borrowed from Marriott International and with cash and other assets contributed to it by Host Marriott (through its non-controlled subsidiaries) and Marriott International. Upon consummation of the acquisition of CBM I and CBM II, Host Marriott will, through a nonconsolidated subsidiary, own a 50% interest in the joint venture.

Host Marriott and Marriott International may terminate the settlement with respect to CBM I and CBM II if Host Marriott and Marriott International fail to receive any necessary third party consents to the merger. The CBM I and CBM II settlements are mutually conditioned on each other, so that, Host Marriott and Marriott International will not be required to consummate the settlement with respect to one partnership if the settlement with respect to the other partnership is not successfully completed. The condition is waivable by Host Marriott and Marriott International in their sole discretion.

Host Marriott has received sufficient votes to complete the merger for both partnerships. The fairness hearing for the CBM II settlement was held on September 28, 2000 and the settlement with respect to CBM II was approved. The fairness hearing for CBM I was held on October 19, 2000 and the settlement with respect to CBM I was approved. However, the court has not entered a final judgement for CBM I or CMB II. The CBM I and CBM II settlements remain subject to certain third party consents. If these third party consents are not obtained, the CBM I and CBM II settlements would be terminated and the cases would go to trial, unless Host Marriott and Marriott International waive the condition. These settlements, if finalized by court orders, will be subject to thirty day appeal periods running from the entry of the court's judgment orders (presently expected to coincide with the receipt of the third party consents) during which time any class member may appeal the approval of the settlements.

As a result of the proposed settlement of the above discussed litigation, each limited partner who did not opt out of the settlement will receive per limited partner unit approximately $148,000, which may be adjusted for interest income, legal fees and certain other expenses.

                 COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Hotel Revenues. Total hotel revenues increased approximately $2.5 million to $71.9 million and $5.8 million to $213.1 million for the twelve and thirty-six weeks ended September 8, 2000, respectively. The increase in hotel revenues was achieved primarily through a $2.6 million and $5.6 million increase in rooms revenue for the third quarter and year-to-date 2000, respectively, as compared to the same periods in 1999.

Rooms Revenue. The increase in rooms revenue of $2.6 million for the quarter and $5.6 million for the year-to-date when compared to the same period last year was due to an increase in revenue per available room ("REVPAR"). REVPAR for the twelve and thirty-six weeks ended September 8, 2000 increased 3.0% to $74.31 and 4.7% to $75.67 respectively, when compared to the same periods in 1999. The increase in REVPAR was driven by an increase in the average room rate of 3.9% to $93.26 and 4.5% to $93.27 for the quarter and year-to-date, respectively.

Operating Costs and Expenses. For the twelve weeks ended September 8, 2000, the Partnership's operating costs and expenses increased $2.1 million, or 3.9%, to $55.6 million as compared to the same period in 1999. For the thirty-six weeks ended September 8, 2000, the Partnership's operating costs and expenses increased $8.6 million, or 5.4%, to $169.2 million. As a percentage of hotel revenues, operating costs and expenses increased to 77.3% of revenues for the third quarter of 2000 as compared to 77.0% for the third quarter of 1999. Through the third quarter of 2000, operating costs and expenses as a percentage of sales increased to 79.4% as compared to 77.5% for the same period in 1999. The increase in operating costs and expenses for the third quarter and year-to-date in 2000 relative to the same periods in 1999 was primarily due to the increase in hotel property-level costs and expenses, depreciation and ground rent, taxes and other expenses discussed below.

Hotel property-level costs and expenses. The Partnership's hotel property-level costs and expenses increased 7.5% to $36.5 million and 4.1% to $106.1 million for the twelve and thirty-six weeks ended September 8, 2000, respectively, as compared to the same periods in 1999. Hotel property-level costs and expenses increased primarily due to higher salary and benefit expenses as the Hotels endeavor to maintain competitive wage scales. Additionally, other departments costs and expenses increased $499,000 and $1.0 million for the twelve and thirty-six weeks ended September 8, 2000, respectively, as costs of replacing certain FF&E and lease expenses increased relative to the prior year. The increases were offset by decreases in the cost of telephone operations of $476,000 year-to-date 2000.

                 COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Depreciation. Depreciation expense increased $110,000 to $6.5 million for the twelve weeks ended September 8, 2000 and increased $1.0 million to $19.8 million for the thirty-six weeks ended September 8, 2000, as compared to the same periods in 1999. The increase was due to property, plant, and equipment additions between the end of the third quarter of 1999 and 2000, respectively, primarily as a result of the completion of rooms renovations during 1999.

Ground rent, taxes and other. Ground rent, taxes and other expenses decreased $570,000 to $5.0 million and increased $2.9 million to $20.7 million for the twelve and thirty-six weeks ended September 8, 2000, respectively, as compared to the same periods in 1999 due to increases in administrative costs.

Operating Profit. Operating profit increased $345,000 to $16.3 million for the twelve weeks ended September 8, 2000 and decreased $2.8 million to $43.8 million for the thirty-six weeks ended September 8, 2000, as compared to the same periods in 1999. The year-to-date decrease was due to the increases in depreciation, ground rent, taxes and other expenses. As a percentage of hotel revenues, operating profit represented 22.7% of revenues for the third quarter of 2000 as compared to 23.0% for the third quarter of 1999. Through the year-to-date in 2000, operating profit represented 20.6% of revenues as compared to 22.5% for the same period in 1999.

Interest Expense. Interest expense decreased to $9.7 million and $29.5 million for the twelve and thirty-six weeks ended September 8, 2000 from $10.0 million and $30.5 million for the comparable periods in 1999. The decrease was primarily due to principal amortization on the commercial mortgage backed securities which results in lower principal debt balances in 2000 as compared to 1999.

Net Income. As a result of the items discussed above, for the twelve weeks ended September 8, 2000, net income increased $721,000 from the comparable period in 1999 to $7.1 million. For year-to-date third quarter 2000, net income decreased $1.7 million to $15.6 million when compared to year-to-date third quarter 1999.

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

Cash provided by operations for the twelve and thirty-six weeks ended September 8, 2000 and September 10, 1999, was $32.2 million and $34.3 million, respectively. The decrease in cash provided by operations was primarily due to increased payments towards the deferred incentive management fees in 2000 when compared to 1999. The cash flow provided by improved hotel operations enabled the Partnership to increase the payment of deferred incentive management fees.

Cash used in investing activities was $20.1 million for the first three quarters of 2000 and $14.3 million for the first three quarters of 1999. Cash used in investing activities for 2000 includes capital expenditures of $8.7 million, primarily related to renovations and replacements of furniture, fixtures and equipment at the Partnership's Hotels as compared to $13.8 million of capital expenditures in 1999. The property improvement fund increased $11.4 million

                 COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

for the first three quarters of 2000 as compared to an increase of $447,000 for the comparable period in 1999. During the first three quarters of 2000, the Partnership funded $10.7 million to the property fund to reimburse certain capital expenditures.

Cash used in financing activities was $18.3 million and $16.0 million for the first three quarters of 2000 and 1999, respectively. During these periods, the Partnership repaid $11.0 million and $10.2 million, respectively, of principal on the commercial mortgage backed securities. Cash used in financing activities included $7.4 million and $5.9 million of cash distributions to limited partners during the thirty-six weeks ended September 8, 2000 and September 10, 1999, respectively.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of September 8, 2000, all of the Partnership's debt has a fixed interest rate. As of September 8, 2000 and December 31, 1999, the Partnership's debt totaled $472.2 million and $483.2 million, respectively.

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Incorporated by reference to the description of legal proceedings in footnote four to the condensed consolidated financial statements set forth in Part I, "Financial Information."

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                              COURTYARD BY MARRIOTT II
                              LIMITED PARTNERSHIP

                              By:   CBM TWO LLC
                                    General Partner



          October 23, 2000    By:   /s/ Mathew Whelan
                                    --------------------------------------------
                                    Mathew Whelan
                                    Vice President and Chief Accounting Officer