Form 10-K
period 2000-12-31
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 2001-04-02
CIK 832179

================================================================================

                      Securities and Exchange Commission
                            Washington, D.C. 20549
                                   Form 10-K

     [X]          Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2000

                                      OR

     [_]           Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        Commission File Number: 0-16728

                 COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                52-1533559
     ------------------------------                ---------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)

         10400 Fernwood Road
          Bethesda, Maryland                             20817
  --------------------------------------                --------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__] (Not Applicable)

                      Documents Incorporated by Reference
                                     None

================================================================================

================================================================================
                  Courtyard by Marriott II Limited Partnership
================================================================================

                                TABLE OF CONTENTS
                                -----------------

                                                                                         PAGE NO.
                                                                                         --------
                                                PART I

Items 1 & 2.      Business and Properties...............................................     1

Item 3.           Legal Proceedings.....................................................     5

Item 4.           Submission of Matters to a Vote of Security Holders...................     5


                                                PART II

Item 5.           Market For The Partnership's Limited Partnership Units
                    and Related Security Holder Matters.................................     6

Item 6.           Selected Financial Data...............................................     7

Item 7.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...........................................     7

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk............    10

Item 8.           Financial Statements and Supplementary Data...........................    11

Item 9.           Changes In and Disagreements with Accountants on Accounting
                    and Financial Disclosure............................................    38


                                                PART III

Item 10.          Directors and Executive Officers......................................    38

Item 11.          Management Remuneration and Transactions..............................    38

Item 12.          Security Ownership of Certain Beneficial Owners and Management........    39

Item 13.          Certain Relationships and Related Transactions........................    39


                                                PART IV

Item 14.          Exhibits, Supplemental Financial Statement Schedules
                    and Reports on Form 8-K.............................................    40

                                    PART I

FORWARD LOOKING STATEMENTS

  This annual report on Form 10-K and the information incorporated by reference herein include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. We identify forward-looking statements in this annual report and the information incorporated by reference herein by using words or phrases such as "anticipate", "believe", "estimate", "expect", "intend", "may be", "objective", "plan", "predict", "project" and "will be" and similar words or phrases, or the negative thereof.

  These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

  . national and local economic and business conditions that will affect, among other things, demand for products and services at our hotels and other properties, the level of room rates and occupancy that can be achieved by such properties and the availability and terms of financing;

  . our ability to maintain the properties in a first-class manner, including meeting capital expenditure requirements;

  . our ability to compete effectively in areas such as access, location, quality of accommodations and room rate structures;

  . our degree of leverage which may affect our ability to obtain financing in the future or compliance with current debt covenants;

  . changes in travel patterns, taxes and government regulations which influence or determine wages, prices, construction procedures and costs;

  . government approvals, actions and initiatives including the need for compliance with environmental and safety requirements, and change in laws and regulations or the interpretation thereof;

  .  other factors in other filings with the Securities and Exchange Commission.

  Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-K and the information incorporated by reference herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEMS 1 & 2.  BUSINESS AND PROPERTIES

Description of the Partnership

Courtyard by Marriott II Limited Partnership, a Delaware limited partnership (the "Partnership"), was formed on August 31, 1987 to acquire and own 70 Courtyard by Marriott hotels (the "Hotels") and the respective fee or leasehold interests in the land on which the Hotels are located. The Hotels are located in 29 states and contain a total of 10,336 guest rooms as of December 31, 2000. We commenced operations on October 30, 1987 and will terminate on December 31, 2087, unless dissolved earlier.

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

Our objective is to provide consistently superior lodging at a fair price with an appealing, friendly and contemporary residential character. Courtyard by Marriott hotels generally have fewer guest rooms than traditional, full-service hotels, in most cases containing approximately 150 guest rooms, including approximately 12 suites, as compared to full-service Marriott hotels which typically contain 350 or more guest rooms.

The Hotels are designed around a courtyard area containing a swimming pool (indoor pool in northern climates), walkways, landscaped areas and a gazebo. Each Hotel generally contains a small lobby, a restaurant with seating for approximately 50 guests, a lounge, a hydrotherapy pool, a guest laundry, an exercise room and two small meeting rooms.

Our Hotels are designed for business and vacation travelers who desire high quality accommodations at moderate prices. Most of the Hotels are located in suburban areas near office parks or other commercial activities. Our Hotels provide large, high quality guest rooms which contain furnishings comparable in quality to those in full-service Marriott hotels. Each guest room contains a large, efficient work desk, remote control television, a television entertainment package, in-room coffee and tea services and other amenities. Approximately 70% of the guest rooms contain king-size beds.

Litigation Settlement

In November 2000, the general partner and MII, Inc. settled a lawsuit filed by limited partners from seven limited partnerships, including our limited partners (the "Settlement"). In accordance with the terms of the Settlement, our limited partners involved in the settlement received a cash payment of $148,000 per unit, in exchange for dismissal of the litigation, a complete release of all claims and the sale of their partnership units to a joint venture formed by Host Marriott, L.P. (Host LP) (an affiliate of the general partner), Rockledge Hotel Properties, Inc. (an affiliate of the general partner) and MII (the "Joint Venture"). As a result, subsequent to the completion of the settlement all of the outstanding limited partner units are owned by this Joint Venture. For a discussion of the Settlement, see Note 1 to the financial statements.

Material Contracts

Management Agreement

The Hotels are subject to a long-term management agreement for the operation of the properties the primary provisions of which are discussed in Note 7 of the financial statements.

The land on which 61 of the Hotels are located are subject to ground leases, the primary provisions of which are discussed in Note 6 to the financial statements.

Competition

The United States lodging industry generally is comprised of two broad segments: full-service hotels and limited-service hotels. Full-service hotels generally offer restaurant and lounge facilities and meeting spaces, as well as a wide range of services, typically including bell service and room service. Limited-service hotels generally offer accommodations with limited or no services and amenities. As moderately-priced hotels, our properties compete effectively with both full-service and limited-service hotels in their respective markets by providing streamlined services and amenities exceeding those provided by typical limited-service hotels at prices that are significantly lower than those available at full-service hotels.

Significant competitors in the moderately-priced lodging segment include Holiday Inn, Ramada Inn, Four Points by Sheraton, Hampton Inn and Hilton Garden Inns. The lodging industry in general, and the moderately-priced segment in particular, is highly competitive, but the degree of competition varies from location to location. We are continually making improvements at the Hotels intended to enhance the overall value and competitiveness of the Hotels. We are continuing to carefully monitor the introduction of new mid-priced brands including Wingate Hotels, Hilton Garden Inns, Four Points by Sheraton, AmeriSuites, Hampton Inn and Hampton Inn and Suites.

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

Conflicts of Interest

Host LP, the managing member of the General Partner, MII and their affiliates own and/or operate hotels other than our Hotels. Additionally, MII and its affiliates license others to operate hotels under the various brand names owned by MII and its affiliates, and therefore potential conflicts of interest exist. With respect to these potential conflicts of interest, Host LP, MII and their affiliates retain a free right to compete with our Hotels, including the right to develop, own, and operate competing hotels now and in the future in markets in which the Hotels are located, in addition to those existing hotels which may currently compete directly or indirectly with the Hotels.

Employees

We have no employees. Host LP provides the services of certain employees (including the General Partner's executive officers) to us and the General Partner. We and the general partner anticipate that each of the executive officers of the General Partner will generally devote a sufficient portion of his or her time to our business. However, each of such executive officers also will devote a significant portion of his or her time to Host LP's business and its other affiliates. No officer of the general partner or employee of Host LP devotes a significant percentage of time to our business. To the extent that any officer, director or employee does devote time to the partnership, the general partner or Host LP, as applicable, is entitled to reimbursement for the cost of providing such services.

Lodging Properties

The properties consisted of 70 Courtyard by Marriott hotels as of December 31, 2000. The properties range in age between 10 and 14 years. The properties are geographically diversified among 29 states.

The following table sets forth the location and number of rooms for each of our properties:

 Location                                                                Rooms
 --------                                                                -----
Alabama
  Birmingham/Homewood (1).............................................   140
  Birmingham/Hoover...................................................   153
  Huntsville..........................................................   149
Arizona
  Phoenix/Mesa........................................................   149
  Phoenix/Metrocenter.................................................   146
  Tucson Airport......................................................   149
Arkansas
  Little Rock.........................................................   149
California
  Bakersfield.........................................................   146
  Cupertino...........................................................   149
  Foster City.........................................................   147
  Fresno..............................................................   146
  Hacienda Heights....................................................   150
  Marin/Larkspur Landing..............................................   146
  Palm Springs........................................................   149
  Torrance............................................................   149
Colorado
  Boulder.............................................................   149
  Denver (1)..........................................................   146
  Denver/Southeast....................................................   155
Connecticut
  Norwalk.............................................................   145
  Wallingford.........................................................   149
Florida
  Ft. Myers...........................................................   149
  Ft. Lauderdale/Plantation...........................................   149
  St. Petersburg......................................................   149
  Tampa/Westshore.....................................................   145
  West Palm Beach.....................................................   149
Georgia
  Atlanta Airport South (1)...........................................   144
  Atlanta/Gwinnett Mall...............................................   146
  Atlanta/Perimeter Ctr...............................................   145
  Atlanta/Roswell.....................................................   154
Illinois
  Arlington Heights-South (1).........................................   146
  Chicago/Deerfield (1)...............................................   131
  Chicago/Glenview....................................................   149
  Chicago/Highland Park...............................................   149
  Chicago/Lincolnshire (1)............................................   146
  Chicago/Oakbrook Terrace (1)........................................   147
  Chicago/Waukegan....................................................   149
  Chicago/Wood Dale...................................................   149
  Rockford (1)........................................................   147
Indiana
  Indianapolis/Castleton..............................................   146
Kansas
  Kansas City/Overland Park...........................................   149
Kentucky
  Lexington/North.....................................................   146
Maryland
  Annapolis...........................................................   149
  Silver Spring.......................................................   146
Massachusetts
  Boston/Andover......................................................   146
Michigan
  Detroit Airport.....................................................   146
  Detroit/Livonia.....................................................   149
Minnesota
  Minneapolis Airport.................................................   146
Missouri
  St. Louis/Creve Coeur...............................................   154
  St. Louis/Westport..................................................   149
New Jersey
  Lincroft/Red Bank...................................................   146
New York
  Poughkeepsie........................................................   149
  Rye.................................................................   145
North Carolina
  Charlotte/South Park................................................   149
  Raleigh/Cary........................................................   149
Ohio
  Dayton Mall.........................................................   146
  Toledo..............................................................   149
Oklahoma
  Oklahoma City Airport...............................................   149
Oregon
  Portland-Beaverton..................................................   149
Pennsylvania
  Philadelphia/Devon..................................................   149
South Carolina
  Columbia............................................................   149
  Greenville..........................................................   146
Tennessee
  Memphis Airport.....................................................   145
  Nashville Airport...................................................   145
Texas
  Dallas/Northeast....................................................   149
  Dallas/Plano (1)....................................................   149
  Dallas/Stemmons.....................................................   146
  San Antonio/Downtown................................................   149
Virginia
  Charlottesville.....................................................   150
  Manassas............................................................   149
Washington
  Seattle/Southcenter.................................................   149
                                                                         ---

                           Total:                                     10,336
                                                                      ======

-------------------
(1)  Hotel and land is owned fee simple

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5.   MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS
          AND RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the limited partner units of the Partnership (the "Units") and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first date of each accounting period except for the transfer of Units to CBM II Holdings LLC (a subsidiary of the Joint Venture) and any subsequent assignment of Units by CBM II Holdings LLC. All transfers are subject to approval by the general partner. As of December 31, 2000, the Joint Venture between Host LP (through non-controlled subsidiaries) and MII were the holders of record of all of the Partnership's 1,470 Units.

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

In order to allow for the cash distributions made in accordance with the terms of the Settlement Agreement, the Partnership Agreement was modified so that the holders of partnership units ("Unitholders") prior to the Settlement would (1) receive allocations of profit or loss on their Units up through the effective date of the Settlement Agreement rather than through the end of the preceding accounting period, (2) would receive a distribution from cash available for distribution for the period ending on the day prior to the date of entry of the judgment order (November 27, 2000) and (3) would not receive any additional cash distributions.

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

As of December 31, 2000, the Partnership has distributed a total of $116.8 million to the limited partners ($79,456 per limited partner unit) since inception. During 2000, $16.4 million ($8,614 and $2,496 per limited partner unit from 2000 and 1999 operations, respectively) was distributed to the limited partners prior to the transfer of the limited partner units to the Joint Venture. An additional $7,502,000 ($5,104 per limited partner unit) was distributed to the limited partners in January of 2001 bringing the total distribution from 2000 operations to $20.2 million ($13,718 per limited partner unit). The 2001 cash was distributed after the transfer of limited partner units to the Joint Venture. The Partnership distributed $10.3 million to the limited partners ($7,000 per limited partner unit) from 1999 operations. The Partnership distributed $9,555,000 to the limited partners ($6,500 per limited partner unit) from 1998 operations. No distributions of Capital Receipts have been made since inception.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years in the period ended December 31, 2000 presented in accordance with accounting principles generally accepted in the United States.

                                            2000          1999         1998         1997         1996
                                         -----------  -----------  -----------  -----------   -----------
                                                      (in thousands, except per unit amounts)
Income Statement Data:
Revenues...............................    $ 303,534  $   292,982  $   284,251  $   275,021   $   263,707
Operating profit.......................       61,312       59,671       58,960       58,771        54,012
Net income.............................       20,965       17,838       16,950       15,691        10,541
Net income per limited
   partner unit (1,470 Units)..........       13,549       11,528       10,954       10,140         6,812

Balance Sheet Data:

Total assets...........................    $ 509,510  $   522,943  $   528,340  $   536,715   $   547,099
Total liabilities......................      518,755      537,815      552,230      567,412       579,040
Cash distributions per limited
   partner unit (1,470 Units)..........       11,110        6,000        6,900        9,850         4,750

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

During the period from 1998 through 2000, our total hotel revenues grew from $284.3 million to $303.5 million. Growth in room revenues, and thus hotel revenues, is driven primarily by growth in revenue per available room ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels which represents the combination of daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage and other ancillary revenues generated by the property. REVPAR increased 7% during the period from 1998 through 2000 to $73.32 from $68.72. During the period from 1998 through 2000, the Hotels' combined average room rate increased by $6.61 from $86.99 to $93.60, while the combined average occupancy decreased from 79.0% to 78.3%.

Results of Operations

The following table shows selected combined operating and financial statistics for the Hotels.

                                                                             Year Ended December 31,
                                                                   ------------------------------------------
                                                                      2000            1999           1998
                                                                   -----------    -----------     -----------
                  Combined average occupancy.......................      78.3%          79.0%           79.0%
                  Combined average daily room rate.................    $ 93.60        $ 89.09         $ 86.99
                  REVPAR...........................................    $ 73.32        $ 70.38         $ 68.72

2000 Compared to 1999

Hotel Revenues. In 2000 hotel revenues increased $10.5 million, or 3.6%, to $303.5 million when compared to 1999 due to the increase in rooms revenue discussed above.

Hotel Property-Level Costs and Expenses. The 2000 total hotel property-level costs and expenses increased $5.2 million, or 3.6%. The increase is primarily due to increases in both rooms and selling administrative and other costs.

Rooms Costs. In 2000 rooms costs increased $2.1 million, or 3.6%, when compared to 1999. The overall increase in rooms costs and expenses is primarily due to an increase in salary and benefits as the hotels endeavor to maintain competitive wage scales.

Selling, Administrative and Other Costs. Selling, administrative and other costs increased $3.2 million or 4.6% when compared to 1999 due to increased administrative costs, particularly administrative wages, combined with an increase in energy costs. Also, more of the Partnership hotels took part in Marriott International marketing programs in 2000, increasing marketing costs.

Base and Courtyard Management Fees. Base and Courtyard management fees increased by 3.6%, or $633,000, in 2000 when compared to 1999. Base and Courtyard management fees are calculated as a percentage of total hotel revenues. Accordingly, with the increase in total hotel revenues described above, these fees also increased.

Interest Expense. Interest expense decreased by 2.6% to $42.5 million in 2000 from $43.6 million in 1999. This decrease is due to payments on the mortgage principal of $16.6 million in 2000.

Property Taxes. Property taxes increased by $704,000, or 6.3% in 2000 due to an increase in the tax basis of the properties.

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

Capital Resources and Liquidity

Our principal source of cash is from operation of the properties. Our principal use of cash are debt service payments, funding capital expenditure needs and distributions to the limited partners.

Principal Sources and Uses of Cash

Our principal source of cash is from operations. Cash provided by operations was $49.0 million, $47.1 million and $44.5 million for the years ended 2000, 1999 and 1998, respectively. We paid $40.9 million, $42.0 million and $43.1 million of interest on our debt in 2000, 1999 and 1998, respectively. The increases in cash provided by operations is due increases in our property-level results offset by changes in operating accounts.

Cash used in investing activities was $26.8 million, $17.4 million and $15.8 million for 2000, 1999 and 1998, respectively. Contributions to the property improvement fund which represents 5% of total hotel revenues, were $15.9 million, $14.6 million and $14.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Cash used in investing activities for 2000, 1999 and 1998 includes capital expenditures of $13.3 million, $18.5 million and $36.1 million, respectively. The increase in the property improvement fund balance is due to reimbursements made to the fund in 2000 for prior year capital expenditures in the amount of $12.5 million, compared to $3.1 million in 1999, in addition to a decrease of $5.2 million in additions to the property and equipment in 2000 as compared to 1999.

Cash used in financing activities was $32.0 million, $24.3 million and $24.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. We repaid $16.6 million, $15.4 million and $14.3 million of principal on our commercial mortgage backed securities in 2000, 1999 and 1998, respectively. We also made cash distributions to limited partners of $16.3 million, $8.8 million and $10.1 million in 2000, 1999 and 1998, respectively.

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

Inflation

The rate of inflation has been relatively low in the past three years. The Manager is generally able to pass through increased costs to customers through higher room rates and prices. In 2000, the growth in average room rates of our Hotels kept pace with inflationary costs.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have a significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes. As of December 31, 2000, all of our debt has a fixed interest rate. See Note 4 for a further discussion.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index                                                                                          Page
-----                                                                                          ----
Courtyard by Marriott II Limited Partnership Consolidated Financial Statements:

     Report of Independent Public Accountants................................................   12

     Consolidated Balance Sheet of December 31, 2000 and 1999................................   13

     Consolidated Statement of Operations for the Fiscal Years Ended
       December 31, 2000, 1999 and 1998......................................................   14

     Consolidated Statement of Changes in Partners' Capital (Deficit)
       for the Fiscal Years Ended December 31, 2000, 1999 and 1998...........................   15

     Consolidated Statement of Cash Flows for the Fiscal Years Ended
       December 31, 2000, 1999 and 1998......................................................   16

     Notes to Consolidated Financial Statements..............................................   17

Courtyard II Associates, L.P. and Subsidiaries Consolidated Financial Statements:

     Report of Independent Public Accountants................................................   26

     Consolidated Balance Sheet of December 31, 2000 and 1999................................   27

     Consolidated Statement of Operations for the Fiscal Years Ended
       December 31, 2000, 1999 and 1998......................................................   28

     Consolidated Statement of Changes in Partners' Capital
       for the Fiscal Years Ended December 31, 2000, 1999 and 1998...........................   29

     Consolidated Statement of Cash Flows for the Fiscal Years Ended
       December 31, 2000, 1999 and 1998......................................................   30

     Notes to Consolidated Financial Statements..............................................   31

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE PARTNERS OF COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheet of Courtyard by Marriott II Limited Partnership (a Delaware limited partnership) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the three years ended December 31, 2000. These financial statements and the schedules referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Courtyard by Marriott II Limited Partnership and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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




                                                    ARTHUR ANDERSEN LLP



Vienna, Virginia
March 23, 2001

                           Consolidated Balance Sheet
          Courtyard by Marriott II Limited Partnership and Subsidiaries
                           December 31, 2000 and 1999
                                 (in thousands)


                                                                                                 2000              1999
                                                                                             -------------    -------------
                                    ASSETS
   Property and equipment, net............................................................   $     439,098    $     454,412
   Deferred financing costs, net of accumulated amortization..............................          11,119           12,690
   Due from Courtyard Management Corporation..............................................           8,453            8,795
   Other assets...........................................................................               2               11
   Property improvement fund..............................................................          18,912            5,395
   Restricted cash........................................................................          18,415           18,299
   Cash and cash equivalents..............................................................          13,511           23,341
                                                                                             -------------    -------------
                                                                                             $     509,510    $     522,943
                                                                                             =============    =============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
   Debt...................................................................................   $     466,539    $     483,181
   Management fees due to Courtyard Management Corporation................................          31,417           33,805
   Due to Marriott International, Inc. and affiliates.....................................           8,693            8,812
   Accounts payable and accrued liabilities...............................................          12,106           12,017
                                                                                             -------------    -------------

         Total liabilities................................................................         518,755          537,815
                                                                                             -------------    -------------
PARTNERS' CAPITAL (DEFICIT)
   General Partner
     Capital contribution.................................................................          11,356           11,306
     Cumulative net losses................................................................          (1,669)          (2,717)
   Capital distributions..................................................................            (278)            (278)
                                                                                             -------------    -------------
                                                                                                     9,409            8,311
                                                                                             -------------    -------------
   Limited Partners
     Capital contributions................................................................         130,014          129,064
     Cumulative net losses................................................................         (31,710)         (51,627)
     Capital distributions................................................................        (116,805)        (100,467)
     Investor notes receivable............................................................            (153)            (153)
                                                                                             -------------    -------------
                                                                                                   (18,654)         (23,183)
                                                                                             -------------    -------------

         Total Partners' Deficit..........................................................          (9,245)         (14,872)
                                                                                             -------------    -------------

                                                                                             $     509,510    $     522,943
                                                                                             =============    =============




       The accompanying notes are an integral part of these consolidated financial statements.

                      Consolidated Statement of Operations
          Courtyard by Marriott II Limited Partnership and Subsidiaries
              For the Years Ended December 31, 2000, 1999 and 1998
                (in thousands, except Unit and per Unit amounts)


                                                                  2000             1999              1998
                                                             -------------     -------------    -------------
REVENUES
   Hotel revenues
     Rooms................................................   $     275,877     $     265,137    $     258,099
     Food and beverage....................................          18,057            17,686           17,219
     Other................................................           9,600            10,159            8,933
                                                             -------------     -------------    -------------
       Total hotel revenues...............................         303,534           292,982          284,251
                                                             -------------     -------------    -------------

OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms................................................          62,008            59,873           55,962
     Food and beverage....................................          15,989            15,594           14,991
     Other department costs and expenses..................           2,017             2,492            2,928
     Selling, administrative and other....................          72,344            69,170           67,517
                                                             -------------     -------------    -------------
       Hotel property-level costs and expenses............         152,358           147,129          141,398
   Depreciation...........................................          28,583            27,397           27,895
   Base and Courtyard management fees.....................          18,212            17,579           17,055
   Incentive management fee...............................          13,778            13,322           12,895
   Ground rent............................................          13,741            13,249           12,921
   Property taxes.........................................          11,847            11,143           10,914
   Insurance and other....................................           3,703             3,492            2,213
                                                             -------------     -------------    -------------
       Total operating costs and expenses.................         242,222           233,311          225,291
                                                             -------------     -------------    -------------

OPERATING PROFIT..........................................          61,312            59,671           58,960
   Interest expense.......................................         (42,461)          (43,577)         (44,686)
   Interest income........................................           2,114             1,744            2,676
                                                             -------------     -------------    -------------

NET INCOME................................................   $      20,965     $      17,838    $      16,950
                                                             =============     =============    =============
ALLOCATION OF NET INCOME
   General Partner........................................   $       1,048     $         892    $         847
   Limited Partners.......................................          19,917            16,946           16,103
                                                             -------------     -------------    -------------
                                                             $      20,965     $      17,838    $      16,950
                                                             =============     =============    =============

NET INCOME PER LIMITED PARTNER UNIT (1,470 Units).........   $      13,549     $      11,528    $      10,954
                                                             =============     =============    =============


       The accompanying notes are an integral part of these consolidated financial statements.

                      Consolidated Statement of Changes in
                           Partners' Capital (Deficit)
          Courtyard by Marriott II Limited Partnership and Subsidiaries
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                   General          Limited
                                                                   Partner         Partners            Total
                                                               -------------     -------------    -------------
Balance, December 31, 1997..................................   $       6,572     $     (37,269)   $     (30,697)

   Capital distributions....................................              --           (10,143)         (10,143)
   Net income...............................................             847            16,103           16,950
                                                               -------------     -------------    -------------

Balance, December 31, 1998..................................           7,419           (31,309)         (23,890)

   Capital distributions....................................              --            (8,820)          (8,820)
   Net income...............................................             892            16,946           17,838
                                                               -------------     -------------    -------------

Balance, December 31, 1999..................................           8,311           (23,183)         (14,872)

   Capital contributions....................................              50               950            1,000
   Capital distributions....................................              --           (16,338)         (16,338)
   Net income...............................................           1,048            19,917           20,965
                                                               -------------     -------------    -------------

Balance, December 31, 2000..................................   $       9,409     $     (18,654)   $      (9,245)
                                                               =============     =============    =============



           The accompanying notes are an integral part of these consolidated financial statements.

                      Consolidated Statement of Cash Flows
          Courtyard by Marriott II Limited Partnership and Subsidiaries
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)



                                                                                2000            1999           1998
                                                                             -----------    -----------    -----------
OPERATING ACTIVITIES
   Net income...........................................................   $    20,965    $    17,838    $    16,950
   Depreciation.........................................................        28,583         27,397         27,895
   Amortization of deferred financing costs as interest.................         1,571          1,572          1,571
   Loss on disposition of fixed assets..................................            17            291             --
   Amortization of prepaid expenses.....................................             9              9              8
   Changes in operating accounts:
     Accounts payable and accrued liabilities...........................          (647)           634           (196)
     Management fees due to Courtyard Management Corporation............        (2,388)          (609)          (415)
     Due to Host Marriott Corporation...................................          (235)           374            (63)
     Change in real estate tax and insurance, net.......................           808           (237)        (1,341)
     Change in debt service reserve.....................................           (72)           (80)            --
     Due from Courtyard Management Corporation..........................           342            (56)            79
                                                                           -----------    -----------    -----------

         Cash provided by operations....................................        48,953         47,133         44,488
                                                                           -----------    -----------    -----------

INVESTING ACTIVITIES
   Additions to property and equipment, net.............................       (13,286)       (18,450)       (36,110)
   Change in property improvement fund..................................       (13,517)         1,071         20,734
   Change in working capital reserve....................................            --            (53)        (2,925)
   Working capital returned by Courtyard Management Corporation.........            --             --          2,500
                                                                           -----------    -----------    -----------

         Cash used in investing activities..............................       (26,803)       (17,432)       (15,801)
                                                                           -----------    -----------    -----------

FINANCING ACTIVITIES
   Repayment of principal...............................................       (16,642)       (15,443)       (14,331)
   Capital distributions................................................       (16,338)        (8,820)       (10,143)
   Capital contributions................................................         1,000             --             --
                                                                           -----------    -----------    -----------

         Cash used in financing activities..............................       (31,980)       (24,263)       (24,474)
                                                                           -----------    -----------    -----------

INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS.......................   $    (9,830)   $     5,438    $     4,213

CASH AND CASH EQUIVALENTS at beginning of year..........................        23,341         17,903         13,690
                                                                           -----------    -----------    -----------

CASH AND CASH EQUIVALENTS at end of year................................   $    13,511    $    23,341    $    17,903
                                                                           ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage and other interest............................   $    40,855    $    42,006    $    43,114
                                                                           ===========    ===========    ===========


           The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Courtyard by Marriott II Limited Partnership and Subsidiaries
                           December 31, 2000 and 1999


NOTE 1.        THE PARTNERSHIP

Description of the Partnership

Courtyard by Marriott II Limited Partnership and Subsidiaries (the "Partnership"), a Delaware limited partnership, was formed on August 31, 1987 to acquire and own 70 Courtyard by Marriott hotels (the "Hotels") and the land on which certain of the Hotels are located. The Partnership's 70 hotel properties are located in 29 states in the United States. The Hotels are managed as part of the Courtyard by Marriott hotel system by Courtyard Management Corporation (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII").

On March 9, 2000, Host Marriott and Marriott International, Inc. entered into a settlement agreement (the "Settlement Agreement") to resolve pending litigation. In accordance with the terms of the Settlement Agreement, on November 28, 2000, the following steps occurred. CBM Joint Venture LLC (the "Joint Venture"), which is a joint venture among Host Marriott, L.P., Rockledge Hotel Properties, Inc. and Marriott International, Inc. or their wholly owned subsidiaries, acquired the Class B 99% non-managing economic interest in the General Partner, and, through CBM Two GP Corp., a Delaware corporation and an indirect wholly owned subsidiary of the Joint Venture, acquired the Class A 1% managing economic interest in the General Partner. As a result, the Joint Venture owns 100% of the General Partner. In addition, CBM II Holdings LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of the Joint Venture, purchased all of the outstanding Units in the Partnership (other than Units held by the General Partner). As a result, the Joint Venture became the holder indirectly of all of the Units in the Partnership.

Pursuant to the terms of the operating agreement of CBM Two LLC, the Joint Venture, as the holder of the 99% non-voting member interest in CBM Two LLC, has been granted the sole power to direct the exercise by CBM Two LLC of all voting rights and other rights as owner with respect to all capital stock of any corporation that is owned, directly or indirectly, by the Partnership. The Partnership owns the Hotels through Associates, in which the Partnership is a 98% limited partner and a 1% general partner, and through Courtyard II Associates Management Corporation, the 1% managing general partner of Associates.

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

In order to allow for the cash distributions made in accordance with the terms of the Settlement Agreement, the Partnership Agreement was modified so that the Unitholders would (1) receive allocations of profit or loss on their Units up through the effective date of the Settlement Agreement rather than through the end of the preceding accounting period, (2) would receive a distribution from cash available for distribution for the period ending on the day prior to the date of entry of the judgment order and (3) would not receive any additional cash distributions. Following the Settlement, the cash allocations to the general partner and the limited partner will remain consistent with the policies described above.

NOTE 2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Partnership records are maintained on the accrual basis of accounting and its fiscal year coincides with the calendar year.

Basis of Presentation

As discussed in Note 1, on November 28, 2000 the Joint Venture acquired all of the outstanding limited partner and general partner interests in the partnership. The accompanying financial statements do not reflect the debt incurred by the Joint Venture to consummate the acquisition described above since the partnership has not assumed the obligation for such debt and the proceeds from such debt were not used to repay existing partnership obligations. To provide a consistent presentation, the partnership also does not reflect the Joint Venture's basis in the assets and liabilities of the partnership in these financial statements.

Use of Estimates in the Preparation of Financial Statements

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

Working Capital

Pursuant to the terms of the management agreement, the Partnership is required to provide the Manager with working capital to meet the operating needs of the Hotels. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the management agreement, the Manager is required to convert working capital into cash and return it to the Partnership. As a result of these conditions, the individual components of working capital controlled by the Manager are not reflected in the accompanying consolidated balance sheet but rather are included in Due from Courtyard Management Corporation.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                  Buildings and improvements          40 years
                  Leasehold improvements              40 years
                  Furniture and equipment           4-10 years

Certain property and equipment is pledged to secure the Certificates/Mortgage Loan.

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value. There was no such adjustment required at December 31, 2000 or 1999.

Deferred Financing Costs

From 1995 to 1997, the Partnership paid a total of $18,858,000 in financing costs related to the Senior Notes and the Certificates. Financing costs are amortized using the straight-line method, which approximates the effective interest rate method, over the remaining life of the respective mortgage debt. At December 31, 2000 and 1999, accumulated amortization of financing costs totaled $7,739,000 and $6,168,000, respectively.

Ground Rent

The land leases include scheduled increases in minimum rents per property. These scheduled rent increases, which are included in minimum lease payments, are being recognized by the Partnership on a straight-line basis over the lease terms of approximately 80 years. The reduction in ground rent expense and Due to Marriott International, Inc. and affiliates to reflect minimum lease payments on a straight-line basis for 2000, 1999 and 1998 totaled $119,000 per year.

Income Taxes

Provision for Federal taxes has not been made in the accompanying consolidated financial statements since the Partnership does not pay income taxes, but rather, allocates its profits and losses to the individual Partners. Significant differences exist between the net income for financial reporting purposes and the net income reported in the Partnership's tax return. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets, difference in the timing of recognition of certain fees and straight-line rent adjustments. As a result of these differences, the excess of the net Partnership liabilities reported in the accompanying consolidated financial statements over the net Partnership liabilities for tax purposes was $658,000 and $2,695,000, respectively as of December 31, 2000 and 1999.

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

Restricted Cash

The Partnership was required to establish certain reserves pursuant to the terms of the Senior Notes and the Certificates/Mortgage Debt as described in Note 5. The balances in those reserves as of December 31 are as follows (in thousands):

                                                          2000          1999
                                                       ---------    ---------
      Debt service reserve..........................   $   6,986    $   6,928
      Real estate tax and insurance reserve.........       6,309        6,318
      Working capital reserve.......................       5,120        5,053
                                                       ---------    ---------
                                                       $  18,415    $  18,299
                                                       =========    =========

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 2000 presentation.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                         2000          1999
                                                      ----------    -----------
            Land...................................   $   25,541    $    25,541
            Leasehold improvements.................      307,741        298,855
            Building and improvements..............      256,885        253,108
            Furniture and equipment................      127,275        157,444
                                                      ----------    -----------
                                                         717,442        734,948
            Less accumulated depreciation..........     (278,344)      (280,536)
                                                      ----------    -----------
                                                      $  439,098    $   454,412
                                                      ==========    ===========


NOTE 4.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

                                                   As of December 31, 2000          As of December 31, 1999
                                                 --------------------------       --------------------------
                                                                  Estimated                       Estimated
                                                   Carrying         Fair            Carrying         Fair
                                                    Amount          Value            Amount          Value
                                                 -----------     ----------       -----------    -----------
Certificates/Mortgage Loan..................     $   339,139     $  349,230       $   355,781    $   347,538
Senior Notes................................     $   127,400     $  128,356       $   127,400    $   123,777
Management fees due to Courtyard
   Management Corporation...................     $    31,417     $   12,367       $    33,805    $    14,185


The estimated fair values of debt obligations are based on the quoted market prices at December 31, 2000 and 1999, respectively. Management fees due to the Manager are valued based on the expected future payments from operating cash flow discounted at estimated risk adjusted rates.

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

In connection with Host Marriott's conversion to a REIT on January 1, 1999, a change of control occurred when Host Marriott ceased to own, directly or indirectly, all of the outstanding equity interest of the General Partner of the Partnership. Although such a change of control has occurred, Host REIT continued to own, indirectly, a substantial majority of the economic interest in the General Partner of the Partnership, through Host LP. A change of control occurred again in 2000 in conjunction with the Settlement Agreement and subsequent purchase by the Joint Venture of all the partnership units.

The changes in control described above resulted in a "Change in Control" under the indenture governing the Senior Notes. As a result, in accordance with the terms of the Indenture, a tender offer commenced for the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon. The first tender offer expired on February 12, 1999 with no Senior Notes tendered. The second tender offer has completed on January 26, 2001 and approximately $11.6 million Senior Notes were purchased, representing approximately 9% of the outstanding notes. The notes which were purchased by the Joint Venture remain outstanding.

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



                                    Initial Certificate       Pass-Through
                   Class                  Balance                 Rate
           -------------------     --------------------    ------------------
                 Class A-1         $         45,500,000          7.550%
                 Class A-2         $         50,000,000          6.880%
              Class A-3P & I       $        129,500,000          7.080%
                Class A-3IO              Not Applicable          0.933%
                  Class B          $         75,000,000          7.480%
                  Class C          $        100,000,000          7.860%
                  Class D          $         10,200,000          8.645%

The Class A-3IO Certificates require payments of interest only based on a notional balance equal to the Class A-3P & I Certificate balance.

The balances of the Certificates were $339.1 million and $355.8 million at December 31, 2000 and 1999, respectively. Principal payments of $16.6 million and $15.4 million on the Certificates were made during 2000 and 1999, respectively. The weighted average interest rate on the Certificates was 7.8% for 2000 and 1999.

The Certificates/Mortgage Loan maturities as of December 31, 2000 are as follows (in thousands):

                    2001............   $      17,934
                    2002............          19,326
                    2003............          20,827
                    2004............          22,444
                    2005............          24,186
                 Thereafter.........         234,422
                                       -------------
                                       $     339,139
                                       =============

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

Operating profit from the Hotels in excess of debt service on the Mortgage Loan is available to be distributed to the Partnership. Amounts distributed to the Partnership are used for the following, in order of priority: (i) for debt service on the Senior Notes, (ii) to fund the Supplemental Debt Service Reserve, if necessary, (iii) to offer to purchase a portion of the Senior Notes at par, if necessary, (iv) for working capital as discussed in Note 7 and (v) for distributions to the partners of the Partnership. The net assets (all of which are restricted) of Associates was $107.1 million and $101.7 million as of December 31, 2000 and 1999, respectively.

Prepayments of the Mortgage Loan are permitted with the payment of a premium (the "Prepayment Premium"). The Prepayment Premium is equal to the greater of
(i) one percent of the Mortgage Loan being prepaid or (ii) a yield maintenance amount based on a spread of .25% or .55% over the U.S. treasury rate, as defined.

Pursuant to the terms of the Certificate/Mortgage Loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of MII is downgraded by Standard and Poor's Rating Services. The assumption of additional debt associated with MII's acquisition of Renaissance Hotel Group N.V. resulted in a single downgrade of MII's long-term senior unsecured debt, effective April 1, 1997. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The balance in the real estate tax and insurance reserve as of December 31, 2000 and 1999 was $6.3 million.

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

Minimum future rental payments during the term of these operating leases as of December 31, 2000 are as follows (in thousands):

                                                            Telephone
                      Lease            Land            Equipment and Other
                      Year            Leases                 Leases
                  -----------       -----------      ----------------------
                      2001          $     9,616           $         187
                      2002               10,054                     132
                      2003               10,348                      96
                      2004               10,381                      --
                      2005               10,889                      --
                   Thereafter         1,851,156                      --
                                    -----------           -------------
                                    $ 1,902,444           $         415
                                    ===========           =============

Total rent expense on land leases was $13,741,000 for 2000, $13,249,000 for 1999 and $12,921,000 for 1998.

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

The priority return to the Partnership, as defined, was 9% in 1998 and then 10% for 1999 and thereafter. Operating profit from the Hotels (which reflects the deduction of the base and Courtyard management fees and MII ground rent) will be used to pay the following, in order of priority: (i) debt service on the Senior Notes and Mortgage Loan, (ii) to repay working capital loans to the Manager,
(iii) to repay deferred ground rent to affiliates of MII, (iv) to repay ground lease advances to affiliates of MII, (v) the priority return to the Partnership which was 10%, 10% and 9% of invested capital for 2000, 1999 and 1998, respectively, (vi) eighty percent of the remaining operating profit is applied to the payment of current incentive management fees,
(vii) to repay advances to the Partnership, (viii) to repay foreclosure avoidance advances to the Manager and (ix) fifty percent of the remaining operating profit to repay deferred management fees to the Manager and fifty percent of remaining operating profit is paid to the Partnership.

During 2000 and 1999, $1,878,000 and $609,000, respectively, of deferred incentive management fees were paid. Deferred incentive management fees were $1,682,000 and $3,560,000 as of December 31, 2000 and 1999, respectively. Also, the Partnership paid $510,000 of deferred base management fees during 2000. Therefore, deferred base management fees decreased to $7,394,000 in 2000 from $7,904,000 in 1999 . Deferred Courtyard management fees totaled $22,341,000 as of December 31, 2000 and 1999.

Chain Services and Marriott's Rewards Program

The Manager is required to furnish certain services ("Chain Services") which are generally furnished on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. In addition, the Hotels participate in MII's Marriott Reward Program ("MRP"). Chain Services and MRP costs charged to the partnership under the Management Agreement were $14,470,000 in 2000, $14,550,000 in 1999 and $13,755,000 in 1998.

Working Capital

The Partnership is required to provide the Manager with working capital to meet the operating needs of the Hotels. The refinancing required certain enhancements to the cash management system of the Manager such that additional working capital may be required for the operation of the Hotels. Upon termination of the Management Agreement, the working capital will be returned to the Partnership. As of December 31, 2000 and 1999, the working capital balance was $4,202,000.

The working capital reserve is available for payment of hotel operating expenses in the event that there is a further downgrade in the long-term senior unsecured debt of MII to a level below the rating which was effective April 1, 1997. The obligation to fund the amounts required by the Working Capital Agreement is subordinate to debt service on the Senior Notes and the Mortgage Loan.

Property Improvement Funds

The Management Agreement provides for the establishment of a repairs and equipment reserve (property improvement fund) for the Hotels. The funding of this reserve is based on a percentage of gross Hotel revenues. The contribution to the property improvement fund was originally established at 5% for all Hotels. In connection with the purchase of the Limited Partnership Units by the Joint Venture, the contribution percentage was increased to 6.5% as of October 24, 2000.

NOTE 8.   ENVIRONMENTAL CONTINGENCY

Based upon a study completed in December 1995, the Partnership has become aware of environmental contamination at one of its fee-owned properties, the Deerfield Hotel, caused by the previous use of the site as a landfill. The property represents less than 2% of the Partnership's total assets and revenues as of December 31, 2000 and for the year ended, respectively. The Partnership is unable to determine the need for remediation, its potential responsibility, if any, for remediation and the extent of the Partnership's possible liability for any remediation costs. The Partnership has obtained environmental insurance. There can be no assurance that the Partnership will not have liability with respect to remediation of contamination at that site. The Partnership does not believe that any of the environmental matters are likely to have a material adverse effect on the business and operations of the Partnership.

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE PARTNERS OF COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheet of Courtyard II Associates, L.P. (a Delaware limited partnership) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partner's capital and cash flows for the three years ended December 31, 2000. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Courtyard II Associates, L.P. and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                             ARTHUR ANDERSEN LLP


Vienna, Virginia
March 23, 2001

                          CONSOLIDATED BALANCE SHEET
                Courtyard II Associates, L.P. and Subsidiaries
                          December 31, 2000 and 1999
                                (in thousands)

                                                                                            2000            1999
                                                                                       -------------    -------------
                                       ASSETS
   Property and equipment, net.....................................................    $    439,098     $     454,412
   Deferred financing costs, net of accumulated amortization.......................           7,822             8,928
   Due from Courtyard Management Corporation.......................................           8,453             8,795
   Other assets....................................................................               2                11
   Property improvement fund.......................................................          18,912             5,395
   Restricted cash.................................................................           6,324             6,318
   Cash and cash equivalents.......................................................          11,755            21,527
                                                                                       ------------     -------------

                                                                                       $    492,366     $     505,386
                                                                                       ============     =============

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Mortgage debt...................................................................    $    339,139     $     355,781
   Management fees due to Courtyard Management Corporation.........................          31,417            33,805
   Due to Marriott International, Inc. and affiliates..............................           8,693             8,812
   Accounts payable and accrued liabilities........................................           5,945             5,248
                                                                                       ------------     -------------

         Total Liabilities.........................................................         385,194           403,646

MINORITY INTEREST..................................................................              58                44
                                                                                       ------------     -------------

                                                                                            385,252           403,690
                                                                                       ------------     -------------

PARTNERS' CAPITAL
   General Partners................................................................           2,155             2,048
   Limited Partner.................................................................         104,959            99,648
                                                                                       ------------     -------------

         Total Partners' Capital...................................................         107,114           101,696
                                                                                       ------------     -------------

                                                                                       $    492,366     $     505,386
                                                                                       ============     =============







       The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                Courtyard II Associates, L.P. and Subsidiaries
             For the Years Ended December 31, 2000, 1999 and 1998
                                (in thousands)

                                                                                 2000             1999              1998
                                                                            -------------     -------------    -------------
HOTEL REVENUES
     Rooms..............................................................    $     275,877     $     265,137    $     258,099
     Food and beverage..................................................           18,057            17,686           17,219
     Other..............................................................            9,600            10,159            8,933
                                                                            -------------     -------------    -------------
       Total hotel revenues.............................................          303,534           292,982          284,251
                                                                            -------------     -------------    -------------

OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms..............................................................           62,008            59,873           55,962
     Food and beverage..................................................           15,989            15,594           14,991
     Other department costs and expenses................................            2,017             2,492            2,928
     Selling, administrative and other..................................           72,344            69,170           67,517
                                                                            -------------     -------------    -------------
       Total hotel property-level costs and expenses....................          152,358           147,129          141,398
   Depreciation.........................................................           28,583            27,397           27,895
   Base and Courtyard management fees...................................           18,212            17,579           17,055
   Incentive management fee.............................................           13,778            13,322           12,895
   Ground rent..........................................................           13,741            13,249           12,921
   Property taxes.......................................................           11,734            11,143           10,914
   Insurance and other..................................................            2,084             2,193            1,785
                                                                            -------------     -------------    -------------
       Total operating costs and expenses...............................          240,490           232,012          224,863
                                                                            -------------     -------------    -------------

OPERATING PROFIT........................................................           63,044            60,970           59,388
   Interest expense.....................................................          (28,289)          (29,407)         (30,517)
   Interest income......................................................            1,405             1,156            1,981
                                                                            -------------     -------------    -------------

NET INCOME BEFORE MINORITY INTEREST.....................................           36,160            32,719           30,852

MINORITY INTEREST.......................................................               14                13               11
                                                                            -------------     -------------    -------------

NET INCOME..............................................................    $      36,146     $      32,706    $      30,841
                                                                            =============     =============    =============

ALLOCATION OF NET INCOME
   General Partners.....................................................    $         723     $         654    $         617
   Limited Partner......................................................           35,423            32,052           30,224
                                                                            -------------     -------------    -------------
                                                                            $      36,146     $      32,706    $      30,841
                                                                            =============     =============    =============




       The accompanying notes are an integral part of these consolidated financial statements.

                           CONSOLIDATED STATEMENT OF
                         CHANGES IN PARTNERS' CAPITAL
                Courtyard II Associates, L.P. and Subsidiaries
             For the Years Ended December 31, 2000, 1999 and 1998
                                (in thousands)

                                                                               General         Limited
                                                                               Partners        Partner         Total
                                                                             ------------     -----------    ----------
Balance, December 31, 1997.................................................  $     1,621     $    79,361    $    80,982

   Capital distributions...................................................         (478)        (23,998)       (24,476)

   Net Income..............................................................          617          30,224         30,841
                                                                             -----------     -----------    -----------

Balance, December 31, 1998.................................................        1,760          85,587         87,347

   Capital distributions...................................................         (366)        (17,991)       (18,357)

   Net income..............................................................          654          32,052         32,706
                                                                             -----------     -----------    -----------

Balance, December 31, 1999.................................................        2,048          99,648        101,696

   Capital distributions...................................................         (616)        (30,112)       (30,728)

   Net income..............................................................          723          35,423         36,146
                                                                             -----------     -----------    -----------

Balance, December 31, 2000.................................................  $     2,155     $   104,959    $   107,114
                                                                             ===========     ===========    ===========









       The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES
             For the Years Ended December 31, 2000, 1999 and 1998
                                (in thousands)

                                                                                   2000            1999           1998
                                                                               -----------    -----------    -----------
OPERATING ACTIVITIES
   Net income.............................................................     $    36,146    $    32,706    $    30,841
   Depreciation...........................................................          28,583         27,397         27,895
   Amortization of deferred financing costs as interest...................           1,106          1,105          1,106
   Loss on disposition of fixed assets....................................              17            291             --
   Minority Interest......................................................              14             13             11
   Amortization of prepaid expenses.......................................               9              9              8
   Changes in operating accounts:
     Due from Courtyard Management Corporation............................             342            (56)            79
     Management fees due to Courtyard Management Corporation..............          (2,357)          (609)          (415)
     Accounts payable and accrued liabilities.............................            (171)           (83)        (1,565)
     Due to Host Marriott Corporation.....................................             729             --            (32)
                                                                               -----------    -----------    -----------

         Cash provided by operations......................................          64,401         60,773         57,928
                                                                               ===========    ===========    ===========

INVESTING ACTIVITIES
   Additions to property and equipment, net...............................         (13,286)       (18,450)       (36,110)
   Change in property improvement fund....................................         (13,517)         1,071         20,734
   Working capital returned by Courtyard Management Corporation...........              --             --          2,500
                                                                               -----------    -----------    -----------

         Cash used in investing activities................................         (26,803)       (17,379)       (12,876)
                                                                               -----------    -----------    -----------

FINANCING ACTIVITIES
   Capital distributions..................................................         (30,728)       (18,357)       (24,476)
   Repayment of principal.................................................         (16,642)       (15,443)       (14,331)
                                                                               -----------    ------------   -----------

         Cash used in financing activities................................         (47,370)       (33,800)       (38,807)
                                                                               -----------    -----------    -----------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS..........................     $    (9,772)   $     9,594    $     6,245

CASH AND CASH EQUIVALENTS at beginning of year............................          21,527         11,933          5,688
                                                                               -----------    -----------    -----------

CASH AND CASH EQUIVALENTS at end of year..................................     $    11,755    $    21,527    $    11,933
                                                                               ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest.................................................     $    27,159    $    28,301    $    29,412
                                                                               ===========    ===========    ===========





       The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Courtyard II Associates, L.P. and Subsidiaries
                          December 31, 2000 and 1999


NOTE 1.   THE PARTNERSHIP

Description of the Partnership

Courtyard II Associates, L.P. and Subsidiaries ("Associates"), a Delaware limited partnership, was formed December 22, 1995. Substantially all of the assets of Associates were contributed to Associates by Courtyard by Marriott II Limited Partnership (the "Partnership") on January 24, 1996, in connection with the Partnership's refinancing (see Note 5). The managing general partner of Associates is Courtyard II Associates Management Corporation (a wholly-owned subsidiary of the Partnership) with a 1% general partner interest and the Partnership owns a 1% general partner interest and a 98% limited partner interest. CBM Funding Corporation ("CBM Funding") a wholly-owned subsidiary of Associates, was formed on December 29, 1995, to make a mortgage loan to Associates in connection with the refinancing (see Note 5). Associates directly owns 69 Courtyard hotels and the land on which certain of the Hotels, as defined below, are located. One hotel located in Deerfield, Illinois (the "Deerfield Hotel"), is owned by CBM Associates II LLC ("Associates II"). Associates hold a 99% membership interest in Associates II and Courtyard II Associates Management Corporation holds the remaining 1% interest in Associates II. The 70 hotel properties (the "Hotels") are located in 29 states in the United States. The Hotels are managed as part of the Courtyard by Marriott hotel system by Courtyard Management Corporation (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII").

Partnership Allocations and Distributions

Allocations and distributions for Associates are generally made in accordance with the respective ownership interests as follows: (i) 98% to the limited partner, the Partnership and (ii) 1% to each general partner, the Partnership and Courtyard II Associates Management Corporation.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of Associates present the financial position, results of operations and cash flows of Associates as if it were a separate subsidiary of the Partnership for all periods presented. The Partnership's historical basis in the assets and liabilities contributed to Associates have been recorded on Associates at their carryover basis. Intercompany transactions and balances between Associates and its subsidiaries have been eliminated.

Basis of Accounting

The records of Associates are maintained on the accrual basis of accounting and its fiscal year coincides with the calendar year.

Use of Estimates in the Preparation of Financial Statements

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

Working Capital

Pursuant to the terms of the management agreement, Associates is required to provide the Manager with working capital to meet the operating needs of the Hotels. The Manager converts cash advanced by Associates into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the management agreement, the Manager is required to convert working capital into cash and return it to Associates. As a result of these conditions, the individual components of working capital controlled by the Manager are not reflected in the accompanying consolidated balance sheet, but rather are included in Due from Courtyard Management Corporation.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                  Buildings and improvements          40 years
                  Leasehold improvements              40 years
                  Furniture and equipment           4-10 years

Certain property and equipment is pledged to secure the Certificates/Mortgage Loan.

Associates assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties on an individual hotel basis will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value. There was no such adjustment required at December 31, 2000 or 1999.

Deferred Financing Costs

Financing costs are amortized using the straight-line method, which approximates the effective interest rate method, over the remaining life of the respective mortgage debt. At December 31, 2000 and 1999, accumulated amortization related to the Certificates, as defined in Note 5, were $5,445,000 and $4,339,000, respectively.

Cash and Cash Equivalents

Associates considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Restricted Cash

Restricted cash represents the real estate tax and insurance reserve established pursuant to the terms of the Certificates/Mortgage Loan as described in Note 5.

Ground Rent

The land leases include scheduled increases in minimum rents per property. These scheduled rent increases, which are included in minimum lease payments, are being recognized by Associates on a straight-line basis over the lease terms of approximately 80 years. The adjustment included in ground rent expense and Due to Marriott International, Inc. and affiliates to reflect minimum lease payments on a straight-line basis for 2000, 1999 and 1998 totaled $119,000 per year. The related liability is included in Due to MII and affiliates on the accompanying consolidated balance sheet.

Income Taxes

Provision for Federal taxes has not been made in the accompanying consolidated financial statements since Associates does not pay income taxes, but rather, allocates its profits and losses to the individual partners. Significant differences exist between the net income for financial reporting purposes and the net income reported in the Partnership's tax return. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets, differences in the timing of recognition of certain fees and straight-line rent adjustments. As a result of these differences, the excess of the net Partnership liabilities reported in the accompanying consolidated financial statements over the tax basis in the net Partnership liabilities was $507,000 and $2,044,000, respectively as of December 31, 2000 and 1999.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 2000 presentation.

NOTE 3.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                                   2000              1999
                                                               -------------    -------------
          Land..............................................   $      25,541    $      25,541
          Leasehold improvements............................         307,741          298,855
          Building and improvements.........................         256,885          253,108
          Furniture and equipment...........................         127,275          157,444
                                                               -------------    -------------
                                                                     717,442          734,948
          Less accumulated depreciation.....................        (278,344)        (280,536)
                                                               -------------    -------------
                                                               $     439,098    $     454,412
                                                               =============    =============

NOTE 4.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

                                                                 As of December 31, 2000          As of December 31, 1999
                                                              ----------------------------     ----------------------------
                                                                                Estimated                        Estimated
                                                                 Carrying         Fair           Carrying          Fair
                                                                  Amount          Value           Amount           Value
                                                              -------------  -------------     -------------  -------------
Mortgage debt.............................................    $     339,139  $     349,230     $     355,781  $     347,538
Management fees due to Courtyard
   Management Corporation.................................    $      31,417  $      12,367     $      33,805  $      14,185

The estimated fair values of debt obligations are based on the quoted market prices at December 31, 2000 and 1999, respectively. Management fees due to the Manager are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.

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

                                       Initial Certificate      Pass-Through
                      Class                  Balance                 Rate
              -------------------     --------------------    ------------------
                    Class A-1         $         45,500,000          7.550%
                    Class A-2         $         50,000,000          6.880%
                 Class A-3P & I       $        129,500,000          7.080%
                   Class A-3IO              Not Applicable          0.933%
                     Class B          $         75,000,000          7.480%
                     Class C          $        100,000,000          7.860%
                     Class D          $         10,200,000          8.645%

The Class A-3IO Certificates require payments of interest only based on a notional balance equal to the Class A-3P & I Certificate balance.

The balances of the Certificates were $339.1 million and $355.8 million at December 31, 2000 and 1999, respectively. Principal payments of $16.6 million and $15.4 million on the Certificates were made during 2000 and 1999, respectively. The weighted average interest rate on the Certificates was 7.8% for 2000 and 1999.

The Certificates/Mortgage Loan maturities as of December 31, 2000 are as follows (in thousands):

                    2001............  $    17,934
                    2002............       19,326
                    2003............       20,827
                    2004............       22,444
                    2005............       24,186
                 Thereafter.........      234,422
                                      -----------
                                      $   339,139
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

Operating profit from the Hotels in excess of debt service on the Mortgage Loan is available to be distributed to the Partnership. Amounts distributed to the Partnership are used for the following, in order of priority: (i) for debt service on the Senior Notes, (ii) to fund the Supplemental Debt Service Reserve, if necessary, (iii) to offer to purchase a portion of the Senior Notes at par, if necessary, (iv) for working capital as discussed in Note 7 and (v) for distributions to the partners of the Partnership. The net assets (all of which are restricted) of Associates was $107.3 million and $101.7 million as of December 31, 2000 and 1999, respectively.

Prepayments of the Mortgage Loan are permitted with the payment of a premium (the "Prepayment Premium"). The Prepayment Premium is equal to the greater of
(i) one percent of the Mortgage Loan being prepaid or (ii) a yield maintenance amount based on a spread of .25% or .55% over the U.S. treasury rate, as defined.

Pursuant to the terms of the Certificate/Mortgage Loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of MII is downgraded by Standard and Poor's Rating Services. The assumption of additional debt associated with MII's acquisition of Renaissance Hotel Group N.V. resulted in a single downgrade of MII's long-term senior unsecured debt, effective April 1, 1997. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The balance in the real estate tax and insurance reserve as of December 31, 2000 and 1999 was $6.3 million.

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

Minimum future rental payments during the term of these operating leases as of December 31, 2000 are as follows (in thousands):

                                                            Telephone
                      Lease            Land            Equipment and Other
                      Year            Leases                 Leases
                  -----------       -----------      ----------------------
                      2001          $     9,616           $         187
                      2002               10,054                     132
                      2003               10,348                      96
                      2004               10,381                      --
                      2005               10,889                      --
                   Thereafter         1,851,156                      --
                                    -----------           -------------
                                    $ 1,902,444           $         415
                                    ===========           =============

Total rent expense on land leases was $13,741,000 for 2000, $13,249,000 for 1999 and $12,921,000 for 1998.

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

The priority return to the Partnership, as defined, was 9% in 1998 and then 10% for 1999 and thereafter. Operating profit from the Hotels (which reflects the deduction of the base and Courtyard management fees and MII ground rent) will be used to pay the following, in order of priority: (i) debt service on the Senior Notes and Mortgage Loan, (ii) to repay working capital loans to the Manager,
(iii) to repay deferred ground rent to affiliates of MII, (iv) to repay ground lease advances to affiliates of MII, (v) the priority return to the Partnership which was 10%, 10% and 9% of invested capital for 2000, 1999 and 1998, respectively, (vi) eighty percent of the remaining operating profit is applied to the payment of current incentive management fees, (vii) to repay advances to the Partnership, (viii) to repay foreclosure avoidance advances to the Manager and (ix) fifty percent of the remaining operating profit to repay deferred management fees to the Manager and fifty percent of remaining operating profit is paid to the Partnership.

During 2000 and 1999, $1,878,000 and $609,000, respectively, of deferred incentive management fees were paid. Deferred incentive management fees were $1,682,000 and $3,560,000 as of December 31, 2000 and 1999, respectively. Also, the Partnership paid $510,000 of deferred base management fees during 2000. Therefore, deferred base management fees decreased from $7,904,000 in 1999 to $7,394,000 in 2000. Deferred Courtyard management fees totaled $22,341,000 as of December 31, 2000 and 1999.

Chain Services and Marriott's Rewards Program

The Manager is required to furnish certain services ("Chain Services") which are generally furnished on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. In addition, the Hotels participate in MII's Marriott Reward Program ("MRP"). Chain Services and MRP costs charged to the partnership under the Management Agreement were $14,470,000 in 2000, $14,550,000 in 1999 and $13,755,000 in 1998.

Working Capital

Associates is required to provide the Manager with working capital to meet the operating needs of the Hotels. The refinancing required certain enhancements to the cash management system of the Manager such that additional working capital may be required for the operation of the Hotels. Upon termination of the Management Agreement, the working capital will be returned to the Partnership. As of December 31, 2000 and 1999, the working capital balance was $4,202,000.

The working capital reserve is available for payment of hotel operating expenses in the event that there is a further downgrade in the long-term senior unsecured debt of MII to a level below the rating which was effective April 1, 1997. The obligation to fund the amounts required by the Working Capital Agreement is subordinate to debt service on the Senior Notes and the Mortgage Loan.

Property Improvement Funds

The Management Agreement provides for the establishment of a repairs and equipment reserve (property improvement fund) for the Hotels. The funding of this reserve is based on a percentage of gross Hotel revenues. The contribution to the property improvement fund was originally established at 5% for all Hotels. In connection with the purchase of the Limited Partnership Units by the Joint Venture, the contribution percentage was increased to 6.5% as of October 24, 2000.

NOTE 8.   ENVIRONMENTAL CONTINGENCY

Based upon a study completed in December 1995, the Partnership has become aware of environmental contamination at one of its fee-owned properties, the Deerfield Hotel, caused by the previous use of the site as a landfill. The property represents less than 2% of the Partnership's total assets and revenues as of December 31, 2000 and for the year ended, respectively. The Partnership is unable to determine the need for remediation, its potential responsibility, if any, for remediation and the extent of the Partnership's possible liability for any remediation costs. The Partnership has obtained environmental insurance. There can be no assurance that the Partnership will not have liability with respect to remediation of contamination at that site. The Partnership does not believe that any of the environmental matters are likely to have a material adverse effect on the business and operations of the Partnership.

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

None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no directors or officers. The business and policy making functions of the Partnership are carried out through the managers and executive officers of CBM Two LLC, the General Partner, who are listed below:

                                                                                                         Age at
                 Name                                    Current Position                           December 31, 2000
   ---------------------------------    ---------------------------------------------------      ----------------------
   Robert E. Parsons, Jr.               President and Manager                                               45
   W. Edward Walter                     Executive Vice President and Treasurer                              45

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

W. Edward Walter joined Host Marriott in 1996 as Senior Vice President-Acquisitions and in 1998 was made Treasurer of Host Marriott. He is also an Executive Vice President and Treasurer of Host LP and serves as a director, manager and officer of numerous Host Marriott subsidiaries. Prior to joining Host Marriott, Mr. Walter was a partner at Trammell Crow Residential Company and President of Bailey Capital Corporation, a real estate firm focusing on tax exempt real estate investments.


ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the Management Agreement described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and managers of the General Partner are not required to devote their full time to the performance of such duties. No officer or manager of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or manager does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. For the fiscal years ending December 31, 2000, 1999 and 1998, the Partnership reimbursed CBM Two or CBM Two LLC in the amount of $90,000, $179,000 and $274,000, respectively, for the cost of providing all administrative and other services as general partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13, "Certain Relationships and Related Transactions."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2000, CBM Joint Venture LLC, which is a joint venture among Host Marriott, L.P., Rockledge, and Marriott International, Inc. through their wholly owned subsidiaries owned 100% of the 1,470 limited partnership Units. The Joint Venture acquired the Units as part of the Settlement Agreement entered into to resolve litigation filed by limited partners against Host Marriott, MII and several of their subsidiaries. The General Partner, a wholly owned subsidiary of the Joint Venture described above, owns a total of 21.5 Units representing a 1.39% limited partnership interest in the Partnership.

The executive officers and managers of the General Partner, Host Marriott, MII and their respective affiliates do not own any units as of December 31, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the description of the management agreement in Note 7 to the financial statements set forth in Part I.

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

                  (3)    Exhibits
   Exhibit
   Number                                     Description
--------------     -----------------------------------------------------------

    *3.1 Amended and Restated Partnership Agreement of Limited Partnership of Courtyard by Marriott II Limited Partnership (the "Partnership") dated October 30, 1987

    *3.2 Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of the Partnership

    *3.3           Certificate of Limited Partnership of the Partnership

    *3.4 Amended and Restated Certificate of Incorporation of the Courtyard II Finance Company ("Finance")

    *3.5           By-laws of Finance

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


           Property                       State           Assignment Date
           --------                       -----           ---------------
           Foster City                      CA               10/30/87
           Marin/Larkspur Landing           CA               10/30/87
           Denver/Southeast                 CO               10/30/87
           Atlanta/Perimeter Center         GA               02/24/88
           Indianapolis/Castleton           IN               10/30/87
           Lexington/North                  KY               10/07/88
           Annapolis                        MD               05/19/89
           Minneapolis Airport              MN               10/30/87
           St. Louis/Creve Couer            MO               10/30/87
           Rye                              NY               03/29/88
           Greenville                       SC               03/29/88
           Memphis Airport                  TN               10/30/87
           Nashville Airport                TN               02/24/88
           Dallas/Stemmon                   TX               10/30/87
           San Antonio/Downtown             TX               03/23/90

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

* 21.1          Subsidiaries of the Partnership

_______________________
* Incorporated herein by reference to the same numbered exhibit in the Partnership's and Finance's Registration Statement on Form S-4 for 10 3/4% Series B Senior Secured Notes due 2008, previously filed with the Commission on March 7, 1996.

** Incorporated by reference to the same numbered exhibit in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

*** Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Form S-4 Registration Statement previously filed with the Commission by the Partnership on April 25, 1996.

       (b)    Reports on 8-K

              None.

                                                                      SCHEDULE I
                                                                     Page 1 of 4

                 COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
          CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
                     CONDENSED CONSOLIDATED BALANCE SHEET

                          December 31, 2000 and 1999

                                (in thousands)


                                                                                                       2000                1999
                                                                                                 ---------------     ---------------
                                     ASSETS
Investments in restricted subsidiaries........................................................   $       107,114     $      101,696
Other assets..................................................................................             3,355              3,806
Restricted cash...............................................................................            12,091             11,981
Cash and cash equivalents.....................................................................             1,756              1,814
                                                                                                 ---------------     --------------

      Total Assets............................................................................           124,316     $      119,297
                                                                                                 ==============     ===============
                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
  Debt........................................................................................           127,400       $    127,400
  Accounts payable and accrued expenses.......................................................             6,161              6,769
                                                                                                 ---------------     ---------------

      Total liabilities.......................................................................           133,561            134,169
                                                                                                 ---------------     ---------------

PARTNERS' CAPITAL (DEFICIT)
 General Partner
   Capital contribution.......................................................................            11,356             11,306
   Cumulative net losses......................................................................            (1,669)            (2,717)
   Capital distributions......................................................................              (278)              (278)
                                                                                                 ---------------     ---------------
                                                                                                           9,409              8,311
                                                                                                 ---------------     ---------------

   Limited Partners
     Capital contributions, net of offering costs of $17,189..................................           130,014            129,064
     Cumulative net losses....................................................................           (31,710)           (51,627)
     Capital distributions....................................................................          (116,805)          (100,467)
     Investor notes receivable................................................................              (153)              (153)
                                                                                                 ---------------     ---------------
                                                                                                         (18,654)           (23,183)
                                                                                                 ---------------     ---------------

       Total Partners' Deficit................................................................            (9,245)           (14,872)
                                                                                                 ---------------     ---------------

                                                                                                 $       124,316     $      119,297
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

    See Accompanying Notes to Condensed Consolidated Financial Information.

                                                                      SCHEDULE I
                                                                     Page 2 of 4


                 COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

          CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

             For the Years Ended December 31, 2000, 1999 and 1998

                                (in thousands)


                                                                        2000           1999            1998
                                                                    -----------     -----------    -----------

Revenues..........................................................  $        --     $        --    $        --
Operating costs and expenses......................................           --              --             --
                                                                    -----------     -----------    -----------
Operating profit before Partnership expenses and interest.........           --              --             --
Interest income...................................................          709             588            695
Interest expense..................................................      (14,172)        (14,170)       (14,169)
Partnership expense...............................................       (1,619)         (1,299)          (428)
Property taxes....................................................         (113)             --             --
                                                                    -----------     -----------    -----------
Loss before equity in earnings of restricted subsidiaries.........      (15,195)        (14,881)       (13,902)
Equity in earnings of restricted subsidiaries.....................       36,160          32,719         30,852
                                                                    -----------     -----------    -----------

     Net income...................................................  $    20,965     $    17,838    $    16,950
                                                                    ===========     ===========    ===========




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

    See Accompanying Notes to Condensed Consolidated Financial Information.

                                                                      SCHEDULE I
                                                                     Page 3 of 4


                 COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
          CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Years Ended December 31, 2000, 1999 and 1998
                                (in thousands)

                                                                 2000           1999            1998
                                                             ----------     -----------    -----------
Cash used in operations.................................... $    (15,448)   $    (13,640)  $    (13,440)

INVESTING ACTIVITIES
  Dividends from restricted subsidiaries, net..............       30,728          18,357         24,476
  Change in working capital reserve........................           --             (53)        (2,925)
                                                             -----------     -----------    -----------

      Cash provided by investing activities................       30,728          18,304         21,551
                                                             -----------     -----------    -----------

FINANCING ACTIVITIES
  Capital distributions....................................      (16,338)         (8,820)       (10,143)
  Capital contributions....................................        1,000              --             --
                                                             -----------     -----------    -----------

      Cash used in financing activities....................      (15,338)         (8,820)       (10,143)
                                                             -----------     -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS......................          (58)         (4,156)        (2,032)

CASH AND CASH EQUIVALENTS at beginning of year.............        1,814           5,970          8,002
                                                             -----------     -----------    -----------

CASH AND CASH EQUIVALENTS at end of year...................  $     1,756     $     1,814    $     5,970
                                                             ===========     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest on debt....................... $     13,696     $    13,705    $    13,702
                                                             ===========     ===========    ===========

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

                                 SCHEDULE III

                 COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2000
                                (in thousands)

                                      Initial Costs                              Gross Amount at December 31, 2000
                                 ----------------------                  ----------------------------------------------------
                                                           Subsequent                Leasehold,
                                           Buildings &        Costs                 Buildings &                  Accumulated
Description      Encumbrances     Land     Improvements    Capitalized     Land     Improvements     Total       Depreciation
-----------      ------------    ------    ------------    -----------    ------    ------------    -------     --------------
70 Courtyard by
Marriott Hotels  $    355,781    $25,392    $   493,565   $      69,261   $25,541    $   562,676    $ 588,218    $     180,451
                 ============    =======   ============   =============   =======   ============    =========    =============


                     Date of
                  Completion of         Date        Depreciation
                   Construction       Acquired         Life
                  --------------     ----------    ---------------
70 Courtyard by     1987-1990         1987-1990      40 years
Marriott Hotels



Notes:                                                                   1998             1999              2000
-----                                                                -------------    -------------     -------------
(a)  Reconciliation of Real Estate:
     Balance at beginning of year..................................  $     555,164    $     567,776     $     577,504
     Capital Expenditures..........................................         14,710            9,740            10,751
     Dispositions/reclassifications................................         (2,098)             (12)              (37)
                                                                     -------------    -------------     -------------
     Balance at end of year........................................  $     567,776    $     577,504     $     588,218
                                                                     =============    =============     =============

(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of year..................................  $     128,448    $     145,070           161,980
     Depreciation..................................................         16,622           16,910            18,471
                                                                     -------------    -------------     -------------
     Balance at end of year........................................  $     145,070    $     161,980     $     180,451
                                                                     =============    =============     =============

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $582.4 million at December 31, 2000.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28/th/ day of March, 2000.


                                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

                                  By:  CBM TWO LLC
                                       General Partner




                                       /s/ Mathew J. Whelan
                                       ----------------------------------
                                       Mathew J. Whelan
                                       Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature                                Title
---------                                -----
                                         (CBM TWO LLC)

/s/ Robert E. Parsons, Jr.
------------------------------------     President and Manager
Robert E. Parsons, Jr.


/s/ W. Edward Walter
------------------------------------     Executive Vice President and Treasurer
W. Edward Walter