Form 10-Q
period 2001-03-23
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 2001-05-07
CIK 832179

================================================================================
                      Securities and Exchange Commission

                            Washington, D.C.  20549

                                   FORM 10-Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                      OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 23, 2001                Commission File No.  0-16728


                 COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                              10400 Fernwood Road
                           Bethesda, MD  20817-1109
                                (301) 380-9000


       Delaware                                      52-1533559
-----------------------               ---------------------------------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X    No     .
                          ----     ----
================================================================================

                 Courtyard by Marriott II Limited Partnership

                               TABLE OF CONTENTS
                               -----------------

                                                                        Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION (Unaudited)


          Consolidated Balance Sheets
            March 23, 2001 and December 31, 2000.......................    1

          Condensed Consolidated Statements of Operations
            Twelve Weeks Ended March 23, 2001 and March 24, 2000.......    2

          Condensed Consolidated Statements of Cash Flows
            Twelve Weeks Ended March 23, 2001 and March 24, 2000.......    3

          Notes to Condensed Consolidated Financial Statements........     4

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................    5

          Quantitative and Qualitative Disclosures about Market Risk..     6

PART II - OTHER INFORMATION

          Legal Proceedings...........................................     7

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                             March 23,        December 31,
                                                                2001              2000
                                                            -----------       ------------
                                                            (Unaudited)
                              ASSETS

 Property and equipment, net................................ $433,461           $439,098
 Deferred financing costs, net of accumulated amortization..   10,822             11,119
 Due from Courtyard Management Corporation..................   11,306              8,453
 Other assets...............................................        8                  2
 Property improvement fund..................................   23,267             18,912
 Restricted cash............................................   26,986             18,415
 Cash and cash equivalents..................................    1,046             13,511
                                                             --------           --------

                                                             $506,896           $509,510
                                                             ========           ========
             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
 Debt.....................................................   $463,642           $466,539
 Management fees due to Courtyard Management Corporation..     34,189             31,417
 Due to Marriott International, Inc. and affiliates.......      8,666              8,693
 Accounts payable and accrued liabilities.................     10,704             12,106
                                                             --------           --------

    Total Liabilities....................................     517,201            518,755
                                                             --------           --------

PARTNERS' CAPITAL (DEFICIT)
 General Partner..........................................      9,304              9,409
 Limited Partners.........................................    (19,609)           (18,654)
                                                             --------           --------

     Total Partners' Deficit..............................    (10,305)            (9,245)
                                                             --------           --------

                                                             $506,896           $509,510
                                                             ========           ========




            See Notes to Condensed Consolidated Financial Statements.

                 COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited, in thousands, except unit and per unit amounts)



                                                      Twelve Weeks Ended
                                                     March 23,   March 24,
                                                        2001        2000
                                                       -------    --------
REVENUES
 Hotel revenues
  Rooms............................................    $63,450    $ 61,453
  Food and beverage................................      3,960       4,092
  Other............................................      1,966       2,472
                                                       -------    --------
   Total hotel revenues............................     69,376      68,017
                                                       -------    --------

OPERATING COSTS AND EXPENSES
 Hotel property-level costs and expenses
  Rooms............................................     13,999      13,796
  Food and beverage................................      3,578       3,559
  Other department costs and expenses..............        450         960
  Selling, administrative and other................     16,792      15,736
                                                       -------    --------
   Total hotel property-level costs and expenses...     34,819      34,051
 Depreciation......................................      6,515       6,647
 Ground rent, taxes and other......................      6,586       6,716
 Base and Courtyard management fees................      4,163       4,081
 Incentive management fee..........................      2,954       3,133
                                                       -------    --------
   Total operating costs and expenses..............     55,037      54,628
                                                       -------    --------

OPERATING PROFIT...................................     14,339      13,389
 Interest expense..................................     (9,526)    (10,005)
 Interest income...................................        331         321
                                                       -------    --------

NET INCOME.........................................    $ 5,144    $  3,705
                                                       =======    ========

ALLOCATION OF NET INCOME
 General Partner...................................    $   257    $    185
 Limited Partners..................................      4,887       3,520
                                                       -------    --------

                                                       $ 5,144    $  3,705
                                                       =======    ========

NET INCOME PER LIMITED PARTNER UNIT (1,470 Units)..    $ 3,324    $  2,395
                                                       =======    ========



           See Notes to Condensed Consolidated Financial Statements.

                 COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)



                                                          Twelve Weeks Ended
                                                         March 23,   March 24,
                                                            2001        2000
                                                         ---------   ---------
OPERATING ACTIVITIES
 Net income............................................   $  5,144     $ 3,705
 Depreciation..........................................      6,515       6,647
 Amortization of deferred financing costs as interest..        363         363
 Loss on disposition of fixed assets...................          1          49
 Amortization of prepaid expenses......................          2         (15)
 Changes in operating accounts.........................    (10,089)     (1,248)
                                                          --------     -------

     Cash provided by operating activities.............      1,936       9,501
                                                          --------     -------

INVESTING ACTIVITIES
 Additions to property and equipment...................       (879)     (1,444)
 Change in property improvement funds..................     (4,355)     (6,374)
                                                          --------     -------

     Cash used in investing activities.................     (5,234)     (7,818)
                                                          --------     -------

FINANCING ACTIVITIES
 Capital distributions.................................     (6,204)     (3,675)
 Deferred financing costs..............................        (66)         --
 Repayments of debt....................................     (2,897)     (2,688)
                                                          --------     -------

     Cash used in financing activities.................     (9,167)     (6,363)
                                                          --------     -------

DECREASE IN CASH AND CASH EQUIVALENTS..................    (12,465)     (4,680)

CASH AND CASH EQUIVALENTS at beginning of period.......     13,511      23,341
                                                          --------     -------

CASH AND CASH EQUIVALENTS at end of period.............   $  1,046     $18,661
                                                          ========     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for mortgage and other interest.............   $ 11,263     $11,453
                                                          ========     =======




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

2.  Summary of Significant Accounting Policies

The accompanying unaudited, condensed consolidated financial statements have been prepared by the Partnership. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000.

In the opinion of the Partnership, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of March 23, 2001, the results of its operations and its cash flows for the twelve weeks ended March 23, 2001 and March 24, 2000. Interim results are not necessarily indicative of full year performance because of seasonal and short-term variations.

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

Certain reclassifications were made to the prior year financial statements to conform to the 2001 presentation.

3.  Amounts Paid to the General Partner and Marriott International, Inc.

The chart below summarizes amounts paid to the General Partner and Marriott International, Inc. for the twelve weeks ended March 23, 2001 and March 24, 2000 (unaudited, in thousands):

Marriott International, Inc.:

                                                 2001     2000
                                                -------  -------
 Base management fee..........................  $ 2,428  $ 2,381
 Incentive management fee.....................    2,954    3,133
 Chain services and Marriott Rewards Program..    2,059    2,008
 Courtyard by Marriott system fee.............    1,734    1,700
 Marketing fund contribution..................    1,483    1,423
                                                -------  -------
                                                $10,658  $10,645
                                                =======  =======

General Partner:
 Administrative expenses reimbursed...........  $    --  $    --
                                                =======  =======

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

RESULTS OF OPERATIONS

Hotel Revenues. Total hotel revenues for first quarter 2001 increased by $1.4 million to $69.4 million when compared to the same period in 2000. The increase in hotel revenues was achieved through an increase in rooms revenue, which was slightly offset by a decrease in food and beverage and other income. Rooms revenues for first quarter 2001 increased to $63.5 million when compared to the same period last year due to the increase in revenue per available room ("REVPAR") to $73 in first quarter 2001 when compared to $71 for first quarter 2000, a 2.8% increase. The increase in REVPAR is due to the $6 increase in the combined average rate to $99 partially offset by a 2.3 percentage point decrease in combined average occupancy to 73.9%.

Operating costs and expenses. Operating costs and expenses increased $0.4 million, or 0.7%, to $55.0 million for first quarter 2001 when compared to first quarter 2000, primarily due to an increase in property-level costs and expenses discussed below. As a percentage of hotel revenues, operating costs and expenses represented 79% and 80% of revenues for first quarter 2001 and first quarter 2000, respectively.

The Partnership's hotel property-level costs and expenses increased $768,000 to $34.8 million when compared to the same period in 2000. Hotel property-level costs and expenses are higher due primarily to a $608,000 increase in utility costs due to the inflation of energy costs in 2001. As a percentage of hotel revenues, property-level costs and expenses represented approximately 50% of revenues for both first quarter 2001 and first quarter 2000.

Operating Profit. Operating profit increased $1.0 million for first quarter 2001 to $14.3 million when compared to the same period in 2000. The increase was primarily due to the increase in hotel revenues described above. As a percentage of hotel revenues, operating profit represented 21% of revenues for first quarter 2001 and 20% for first quarter 2000.

                 COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Interest Expense. Interest expense decreased $479,000, or 4.8%, to $9.5 million for first quarter 2001 when compared to the same period in 2000 as a result of principal amortization on the Certificates/Mortgage Loan.

Net Income. Net income for first quarter 2001 increased by $1.4 million to $5.1 million when compared to first quarter 2000 as a result of the items discussed above.

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

Cash provided by operations for first quarter 2001 was $1.9 million compared to $9.5 million for first quarter 2000. The decrease in cash provided by operations is primarily due to increased cash deposited into the corporate reserves to fund management fees and debt service due during second quarter.

Cash used in investing activities was $5.2 million and $7.8 million for first quarter 2001 and first quarter 2000, respectively. Cash used in investing activities for 2001 includes capital expenditures of $.9 million, primarily related to renovations and replacements of furniture, fixtures and equipment at the Partnership's Hotels as compared to $1.4 million in 2000. The property improvement fund increased $4.4 million for the first quarter 2001 as compared to an increase of $6.4 million for the comparable period in 2000. Contributions to the property improvement fund were $4.5 million and $3.4 million for first quarter 2001 and 2000, respectively. During first quarter 2000, the Partnership funded an additional $4.9 million to the property improvement fund for capital expenditures at the properties.

Cash used in financing activities was $9.2 million and $6.4 million for first quarter 2001 and first quarter 2000, respectively. During these periods, the Partnership repaid $2.9 million and $2.7 million, respectively, of principal on the commercial mortgage-backed securities. Cash used in financing activities included $6.2 million of cash distributions to limited partners during the first quarter of 2001 as compared to $3.7 million of distributions during the first quarter 2000. Distributions for 2001 are made on a monthly basis instead of a quarterly basis as in prior years. Therefore, partners have received distributions for the first and second periods of 2001 as of March 23, 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of March 23, 2001, all of the Partnership's debt is fixed rate.

                         PART II.   OTHER INFORMATION


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


                              COURTYARD BY MARRIOTT II
                              LIMITED PARTNERSHIP

                              By:   CBM TWO LLC
                                    General Partner



          May 7, 2001         By:   /s/ Mathew J. Whelan
                                    --------------------
                                    Mathew J. Whelan
                                    Vice President