Form 10-Q
period 2001-06-15
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 2001-07-30
CIK 832179

================================================================================
                       Securities and Exchange Commission

                            Washington, D.C.  20549

                                   FORM 10-Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                      OR

         [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 15, 2001                 Commission File No.  0-16728


                 COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                              10400 Fernwood Road
                           Bethesda, MD  20817-1109
                                (301) 380-9000




             Delaware                                  52-1533559
      ---------------------             -------------------------------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.
                         ---
================================================================================

================================================================================
                  Courtyard by Marriott II Limited Partnership
================================================================================

                               TABLE OF CONTENTS
                               -----------------

                                                                                                          Page No.
                                                                                                          --------
PART I - FINANCIAL INFORMATION (Unaudited)

     Condensed Consolidated Balance Sheets
       June 15, 2001 and December 31, 2000............................................................          1

     Condensed Consolidated Statements of Operations
       Twelve and Twenty-Four Weeks Ended June 15, 2001 and June 16, 2000.............................          2

     Condensed Consolidated Statements of Cash Flows
       Twenty-Four Weeks Ended June 15, 2001 and June 16, 2000........................................          3

     Notes to Condensed Consolidated Financial Statements.............................................          4

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations............................................................          5

     Quantitative and Qualitative Disclosures about Market Risk.......................................          7


PART II - OTHER INFORMATION

     Legal Proceedings................................................................................          7

                 Courtyard by Marriott II Limited Partnership
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                                  June 15,        December 31,
                                                                    2001             2000
                                                                -----------       -----------
                                                                (Unaudited)

                                     ASSETS
 Property and equipment, net..............................       $427,855          $439,098
 Deferred financing costs, net of accumulated
   amortization...........................................         10,391            11,119
 Due from Courtyard Management Corporation................          6,439             8,453
 Other assets.............................................             13                 2
 Property improvement fund................................         26,841            18,912
 Restricted cash..........................................         28,301            18,415
 Cash and cash equivalents................................          7,022            13,511
                                                                 --------          --------

                                                                 $506,862          $509,510
                                                                 ========          ========

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
 Debt.....................................................       $459,229          $466,539
 Management fees due to Courtyard Management Corporation..         35,568            31,417
 Due to Marriott International, Inc. and affiliates.......          8,638             8,693
 Accounts payable and accrued liabilities.................         11,209            12,106
                                                                 --------          --------

     Total Liabilities....................................        514,644           518,755
                                                                 --------          --------

PARTNERS' CAPITAL (DEFICIT)
 General Partner..........................................          9,482             9,409
 Limited Partners.........................................        (17,264)          (18,654)
                                                                 --------          --------

     Total Partners' Deficit..............................         (7,782)           (9,245)
                                                                 --------          --------

                                                                 $506,862          $509,510
                                                                 ========          ========

           See Notes to Condensed Consolidated Financial Statements.

                 Courtyard by Marriott II Limited Partnership
                Condensed Consolidated Statements of Operations
          (Unaudited, in thousands, except Unit and Per Unit Amounts)



                                                        Twelve Weeks Ended     Twenty-Four Weeks Ended
                                                        June 15,    June 16,     June 15,    June 16,
                                                          2001        2000         2001        2000
                                                       -------     -------      --------    --------
REVENUES
 Hotel revenues
  Rooms...........................................     $65,040     $66,408      $128,490    $127,861
  Food and beverage...............................       3,958       4,421         7,918       8,513
  Other...........................................       1,949       2,327         3,915       4,799
                                                       -------     -------      --------    --------
   Total hotel revenues...........................      70,947      73,156       140,323     141,173
                                                       -------     -------      --------    --------

OPERATING COSTS AND EXPENSES
 Hotel property-level costs and expenses
  Rooms...........................................      14,064      14,623        28,063      28,419
  Food and beverage...............................       3,578       3,762         7,156       7,321
  Other department costs and expenses.............         664         576         1,114         961
  Selling, administrative and other...............      16,450      16,609        33,242      32,920
                                                       -------     -------      --------    --------
   Total hotel property-level costs and expenses..      34,756      35,570        69,575      69,621
 Depreciation.....................................       6,530       6,566        13,045      13,213
 Ground rent, taxes and other.....................       6,703       7,500        13,289      14,216
 Base and Courtyard management fees...............       4,256       4,389         8,419       8,470
 Incentive management fee.........................       3,235       3,558         6,189       6,691
                                                       -------     -------      --------    --------
   Total operating costs and expenses.............      55,480      57,583       110,517     112,211
                                                       -------     -------      --------    --------

OPERATING PROFIT..................................      15,467      15,573        29,806      28,962
 Interest expense.................................      (9,582)     (9,792)      (19,108)    (19,797)
 Interest income..................................         370         459           701         780
                                                       -------     -------      --------    --------

NET INCOME........................................     $ 6,255     $ 6,240      $ 11,399    $  9,945
                                                       =======     =======      ========    ========

ALLOCATION OF NET INCOME
 General Partner..................................     $   313     $   312      $    570    $    497
 Limited Partners.................................       5,942       5,928        10,829       9,448
                                                       -------     -------      --------    --------

                                                       $ 6,255     $ 6,240      $ 11,399    $  9,945
                                                       =======     =======      ========    ========

NET INCOME PER LIMITED PARTNER UNIT
 (1,470 Units)....................................     $ 4,042     $ 4,033      $  7,367    $  6,427
                                                       =======     =======      ========    ========

           See Notes to Condensed Consolidated Financial Statements.

                  Courtyard by Marriott II Limited Partnership
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)


                                                                       Twenty-Four Weeks Ended
                                                                      June 15,         June 16,
                                                                        2001             2000
                                                                      --------         --------
OPERATING ACTIVITIES
 Net income......................................................     $ 11,399          $  9,945
 Depreciation....................................................       13,045            13,213
 Amortization of deferred financing costs as interest............          728               725
 (Gain)/loss on disposition of fixed assets......................           (4)               49
 Changes in operating accounts...................................       (4,684)              160
                                                                      --------          --------

     Cash provided by operating activities.......................       20,484            24,092
                                                                      --------          --------

INVESTING ACTIVITIES
 Additions to property and equipment.............................       (1,798)           (5,655)
 Change in property improvement funds............................       (7,929)          (10,689)
                                                                      --------          --------

     Cash used in investing activities...........................       (9,727)          (16,344)
                                                                      --------          --------

FINANCING ACTIVITIES
 Capital distributions...........................................       (9,936)           (3,675)
 Repayments of debt..............................................       (7,310)           (6,783)
                                                                      --------          --------

     Cash used in financing activities...........................      (17,246)          (10,458)
                                                                      --------          --------

DECREASE IN CASH AND CASH EQUIVALENTS............................       (6,489)           (2,710)

CASH AND CASH EQUIVALENTS at beginning of period.................       13,511            23,341
                                                                      --------          --------

CASH AND CASH EQUIVALENTS at end of period.......................     $  7,022          $ 20,631
                                                                      ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for mortgage and other interest.......................     $ 18,933          $ 18,303
                                                                      ========          ========

           See Notes to Condensed Consolidated Financial Statements.

                 Courtyard by Marriott II Limited Partnership
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.  Organization

Courtyard by Marriott II Limited Partnership (the "Partnership"), a Delaware limited partnership, owns 70 Courtyard by Marriott hotels located in 29 states within the contiguous United States. The hotels are operated under a management agreement by a subsidiary of Marriott International.

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

In the opinion of the Partnership, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of June 15, 2001, the results of its operations for the twelve and twenty-four weeks ended June 15, 2001 and June 16, 2000 and cash flows for the twenty-four weeks ended June 15, 2001 and June 16, 2000. Interim results are not necessarily indicative of full year performance because of seasonal and short-term variations.

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

3.  Amounts Paid to the General Partner and Marriott International, Inc.

The chart below summarizes amounts paid to Marriott International, Inc. for the twenty-four weeks ended June 15, 2001 and June 16, 2000 (unaudited, in thousands):

Marriott International, Inc.:

                                                            2001     2000
                                                          -------  -------
 Incentive management fee..............................   $ 2,040  $ 8,623
 Base management fee...................................     4,911    4,941
 Chain services and Marriott Rewards Program...........     4,238    4,313
 Courtyard by Marriott system fee......................     3,508    3,529
 Marketing fund contribution...........................     2,981    2,953
                                                          -------  -------
                                                          $17,678  $24,359
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

RESULTS OF OPERATIONS

Hotel Revenues. Total hotel revenues for the twelve weeks ended June 15, 2001 decreased $2.2 million, or 3% to $70.9 million compared to the same period in 2000. For the twenty-four weeks ended June 15, 2001, total hotel revenues decreased $850,000, or 1%, to $140.3 million compared to the twenty-four weeks ended June 16, 2000. The decrease in hotel revenues for both the second quarter of 2001 and year-to-date 2001 is due to a decrease in food and beverage revenues as well as a decrease in other revenues. These decreases were driven by a 5.1 percentage point decrease in occupancy for the second quarter of 2001 and a 3.7 percentage point decrease year-to-date. The results reflect a continued weakness in the economy which we expect to continue through the remainder of 2001.

Room revenues increased $629,000, or 1%, to $128.5 million year-to-date and decreased $1.4 million, or 2%, to $65.0 million for the second quarter. The increase year-to-date is due to an increase in Revenue per available room ("REVPAR") of $0.36. The slight increase in REVPAR is due to an increase in average room rate of $5.13 that was partially offset by the 3.7 percentage point decrease in occupancy discussed above. For the quarter, REVPAR decreased $1.53 due to the decrease in occupancy discussed above, partially offset by an increase in average room rate of $4.31.

Operating costs and expenses. Operating costs and expenses decreased $1.7 million, or 2%, to $110.5 million through the second quarter of 2001, and $2.1 million, or 4%, to $55.5 million for the second quarter of 2001 when compared to the same periods in 2000, primarily due to a decrease in incentive management fees and property-level expenses and a decrease in litigation expenses due to a lawsuit that was resolved in 2000. As a percentage of hotel revenues, operating costs and expenses represented 79% of revenues as of June 15, 2001 and June 16, 2000. For the quarters ended June 15, 2001 and June 16, 2000, operating costs and expenses represented 78% and 79% of hotel revenues, respectively.

The Partnership's hotel property-level costs and expenses decreased $46,000 to $69.6 million year-to-date as of June 16, 2001, and decreased $814,000, or 2%, to $34.8 million for the second quarter of 2001 when compared to the same periods in 2000. The decrease is due to a $1.0 million decrease in controllable expenses as a result of decreased occupancy. This was partially offset by a $0.9 million increase in utility costs due to the inflation of energy costs. As a percentage of hotel revenues, property-level costs and expenses represented approximately 50% of revenues as of June 15, 2001 year-to-date, and 49% of revenues for the same period in 2000. For the second quarters of 2001 and 2000, property-level costs represented 49% of hotel revenues.

                 COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Operating Profit. Operating profit increased $844,000 as of June 15, 2001 to $29.8 million when compared to the same period in 2000. For the second quarter of 2001, operating profit decreased $106,000 compared to second quarter 2000. Operating profit represented 22% of revenues for second quarter 2001 and 21% for second quarter 2000. Year-to-date, operating profit represented 21% of hotel revenues for both 2001 and 2000.

Interest Expense. Interest expense decreased $210,000, or 2% and $689,000, or 4% for the quarters ending June 15, 2001 and year-to-date through June 15, 2001, respectively, when compared to the same periods in 2000 as a result of principal amortization on the Certificates/Mortgage Loan.

Net Income. Net income as of June 15, 2001 increased by $1.5 million to $11.4 million over prior year, and second quarter 2001 income increased by $15,000 when compared to second quarter 2000 as a result of the items discussed above.

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

Cash provided by operations for second quarter 2001 was $20.5 million compared to $24.1 million for second quarter 2000. The decrease in cash provided by operations is primarily due to increased cash deposited into the restricted cash accounts to fund management fees and debt service due during 2001.

Cash used in investing activities was $9.7 million and $16.3 million as of June 15, 2001 and June 16, 2000, respectively. Cash used in investing activities for 2001 includes capital expenditures of $1.8 million, primarily related to renovations and replacements of furniture, fixtures and equipment at the Partnership's hotels as compared to $5.7 million in 2000. The property improvement fund increased $7.9 million for the second quarter 2001 as compared to an increase of $10.7 million for the comparable period in 2000. Contributions to the property improvement fund were $9.1 million and $7.1 million as of the second quarter 2001 and 2000, respectively. As of June 16, 2000, the Partnership funded an additional $10.1 million to the property improvement fund for capital expenditures at the properties.

Cash used in financing activities was $17.2 million and $10.5 million as of June 15, 2001 and June 16, 2000, respectively. The Partnership repaid $7.3 million and $6.8 million, respectively, of principal on the commercial mortgage-backed securities. Cash used in financing activities included $9.9 million of cash distributions to limited partners as of June 15, 2001 as compared to $3.7 million of distributions as of June 16, 2000. Distributions for 2001 are made on a monthly basis, instead of a quarterly basis as in prior years; therefore, partners have received distributions for the first through fifth periods of 2001 as of June 15, 2001. As of June 16, 2000, the partners had only been distributed cash from first quarter operations.

                 COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of June 15, 2001, all of the Partnership's debt is fixed rate.


                          PART II.   OTHER INFORMATION


LEGAL PROCEEDINGS

The Partnership is involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         COURTYARD BY MARRIOTT II
                                         LIMITED PARTNERSHIP

                                         By:   CBM TWO LLC
                                               General Partner



          July 27, 2001                  By:   /s/ Mathew J. Whelan
                                               --------------------
                                               Mathew J. Whelan
                                               Vice President