Form 10-Q
period 2001-09-07
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 2001-10-22
CIK 832179

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


For the Quarter Ended September 7, 2001              Commission File No. 0-16728


                 COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                              10400 Fernwood Road
                           Bethesda, MD  20817-1109
                                (301) 380-9000

           Delaware                                  52-1533559
--------------------------------     -------------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes   X   No ____.
                          -----
================================================================================

================================================================================
                 Courtyard by Marriott II Limited Partnership
================================================================================

                               TABLE OF CONTENTS
                               -----------------

                                                                                            Page No.
                                                                                            --------
PART I - FINANCIAL INFORMATION (Unaudited)

      Condensed Consolidated Balance Sheets
       September 7, 2001 and December 31, 2000.................................................  1

      Condensed Consolidated Statements of Operations
       Twelve and Thirty-six Weeks Ended September 7, 2001 and September 8, 2000...............  2

      Condensed Consolidated Statements of Cash Flows
       Thirty-six Weeks Ended September 7, 2001 and September 8, 2000..........................  3

      Notes to Condensed Consolidated Financial Statements.....................................  4

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations.....................................................  5

      Quantitative and Qualitative Disclosures about Market Risk...............................  7


PART II - OTHER INFORMATION

      Legal Proceedings........................................................................  7

                 Courtyard by Marriott II Limited Partnership
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                                September 7,  December 31,
                                                                    2001          2000
                                                                ------------  ------------
                                                                 (Unaudited)
                             ASSETS

  Property and equipment, net................................   $    423,152  $    439,098
  Deferred financing costs, net of accumulated amortization..         10,031        11,119
  Due from Courtyard Management Corporation..................          6,546         8,453
  Other assets...............................................              8             2
  Property improvement fund..................................         29,424        18,912
  Restricted cash............................................         28,757        18,415
  Cash and cash equivalents..................................          5,891        13,511
                                                                ------------  ------------

                                                                $    503,809  $    509,510
                                                                ============  ============

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
  Debt.......................................................   $    454,732  $    466,539
  Management fees due to Courtyard Management Corporation....         38,858        31,417
  Due to Marriott International, Inc. and affiliates.........          8,611         8,693
  Accounts payable and accrued liabilities...................          7,732        12,106
                                                                ------------  ------------

     Total Liabilities.......................................        509,933       518,755
                                                                ------------  ------------

PARTNERS' CAPITAL (DEFICIT)
  General Partner............................................          9,589         9,409
  Limited Partners...........................................        (15,713)      (18,654)
                                                                ------------  ------------

     Total Partners' Deficit.................................         (6,124)       (9,245)
                                                                ------------  ------------

                                                                $    503,809  $    509,510
                                                                ============  ============


           See Notes to Condensed Consolidated Financial Statements.

                 Courtyard by Marriott II Limited Partnership
                Condensed Consolidated Statements of Operations
          (Unaudited, in thousands, except Unit and Per Unit Amounts)

                                                               Twelve Weeks Ended          Thirty-six Weeks Ended
                                                           September 7,   September 8,   September 7,   September 8,
                                                               2001           2000           2001           2000
                                                           ------------   ------------   ------------   ------------
REVENUES
 Hotel revenues
  Rooms..................................................  $     60,547   $     65,704   $    189,037   $    193,565
  Food and beverage......................................         3,632          4,100         11,550         12,613
  Other..................................................         2,082          2,108          5,997          6,907
                                                           ------------   ------------   ------------   ------------
     Total hotel revenues................................        66,261         71,912        206,584        213,085
                                                           ------------   ------------   ------------   ------------

OPERATING COSTS AND EXPENSES
 Hotel property-level costs and expenses
  Rooms..................................................        13,605         14,762         41,668         43,181
  Food and beverage......................................         3,306          3,752         10,462         11,073
  Other department costs and expenses....................           417            696          1,531          1,657
  Selling, administrative and other......................        15,752         17,270         48,994         50,190
                                                           ------------   ------------   ------------   ------------
     Total hotel property-level costs and expenses.......        33,080         36,480        102,655        106,101
 Depreciation............................................         6,443          6,543         19,488         19,756
 Ground rent, taxes and other............................         6,270          6,448         19,559         20,664
 Base and Courtyard management fees......................         3,976          4,315         12,395         12,785
 Incentive management fee................................         2,854          3,251          9,043          9,942
                                                           ------------   ------------   ------------   ------------
     Total operating costs and expenses..................        52,623         57,037        163,140        169,248
                                                           ------------   ------------   ------------   ------------

OPERATING PROFIT.........................................        13,638         14,875         43,444         43,837
 Interest expense........................................        (9,458)        (9,734)       (28,566)       (29,531)
 Interest income.........................................           416            524          1,117          1,304
                                                           ------------   ------------   ------------   ------------

NET INCOME...............................................  $      4,596   $      5,665   $     15,995   $     15,610
                                                           ============   ============   ============   ============

ALLOCATION OF NET INCOME
 General Partner.........................................  $        230   $        283   $        800   $        780
 Limited Partners........................................         4,366          5,382         15,195         14,830
                                                           ------------   ------------   ------------   ------------
                                                           $      4,596   $      5,665   $     15,995   $     15,610
                                                           ============   ============   ============   ============

NET INCOME PER LIMITED PARTNER UNIT
 (1,470 Units)...........................................  $      2,970   $      3,661   $     10,337   $     10,088
                                                           ============   ============   ============   ============



           See Notes to Condensed Consolidated Financial Statements.

                 Courtyard by Marriott II Limited Partnership
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)


                                                       Thirty-six Weeks Ended
                                                    September 7,   September 8,
                                                        2001           2000
                                                    ------------   ------------
OPERATING ACTIVITIES
 Net income........................................ $     15,995   $     15,610
 Depreciation expense..............................       19,488         19,756
 (Gain) /loss on disposition of fixed assets.......           (4)            17
 Change in prepaid expenses........................           (6)             5
 Amortization of deferred financing fees...........        1,088          1,088
 Changes in operating accounts.....................       (5,450)        (4,310)
                                                    ------------   ------------

     Cash provided by operating activities.........       31,111         32,166
                                                    ------------   ------------

INVESTING ACTIVITIES
 Additions to property and equipment, net..........       (3,538)        (8,699)
 Change in property improvement funds..............      (10,512)       (11,394)
                                                    ------------   ------------

     Cash used in investing activities.............      (14,050)       (20,093)
                                                    ------------   ------------

FINANCING ACTIVITIES
 Repayments of debt................................      (11,807)       (10,956)
 Capital distributions.............................      (12,874)        (7,351)
                                                    ------------   ------------

     Cash used in financing activities.............      (24,681)       (18,307)
                                                    ------------   ------------

DECREASE IN CASH AND CASH EQUIVALENTS..............       (7,620)        (6,234)

CASH AND CASH EQUIVALENTS at beginning of period...       13,511         23,341
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS at end of period......... $      5,891   $     17,107
                                                    ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for mortgage and other interest......... $     31,162   $     31,930
                                                    ============   ============




           See Notes to Condensed Consolidated Financial Statements.

                 Courtyard by Marriott II Limited Partnership
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.   Organization

Courtyard by Marriott II Limited Partnership (the "Partnership"), a Delaware limited partnership, owns 70 Courtyard by Marriott hotels (the "Hotels") located in 29 states within the contiguous United States. The hotels are operated under a management agreement by a subsidiary of Marriott International (the "Manager").

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

In the opinion of the Partnership, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of September 7, 2001, the results of its operations for the twelve and thirty-six weeks ended September 7, 2001 and September 8, 2000 and cash flows for the thirty-six weeks ended September 7, 2001 and September 8, 2000. Interim results are not necessarily indicative of full year performance because of seasonal and short-term variations.

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

RECENT EVENTS

As a result of the September 11, 2001 terrorist attacks, which occurred subsequent to the third quarter, occupancy levels have declined significantly during the first four-weeks of the fourth quarter. However, we do not believe that this four-week period will be representative of the remainder of the quarter. We expect operations to recover somewhat, but remain significantly below third quarter 2001 and fourth quarter 2000 levels. As a result, we have been actively working with the Manager on a number of initiatives to reverse this trend. The Manager has become more focused on marketing and advertising and has targeted specific industry groups that are likely to benefit from the changed economic environment such as the defense industry and government agencies. We have implemented a number of cost saving initiatives to reflect the reduced volume at the properties, including consolidating or reducing hours of operations and reducing labor costs. Many of these initiatives had been in place at varying degrees prior to September 11th due to the slower economy and have subsequently been accelerated. We believe that while the near term outlook for the hotel operations will continue to be difficult, we anticipate a gradual return to normal business levels.

RESULTS OF OPERATIONS

Hotel Revenues. Total hotel revenues for the twelve weeks ended September 7, 2001 decreased $5.7 million, or 8% to $66.3 million compared to the same period in 2000. For the thirty-six weeks ended September 7, 2001, total hotel revenues decreased $6.5 million, or 3%, to $206.6 million compared to the thirty-six weeks ended September 8, 2000. The decrease in total hotel revenues was driven by a decrease in occupancy. Occupancy at the hotels decreased 6.7 percentage points for the quarter and 4.7 percentage points year-to-date. Year-to-date, the decrease in occupancy has been offset by a $3.59 increase in average room rate. Room rates for the quarter decreased $0.50 when compared to 2000, as the Manager has begun to lower rates to improve occupancy. The results reflect a continued weakness in the economy through the end of the 3rd quarter. We expect a significant decrease in results during the 4th quarter of 2001 as a result of the September 11, 2001 terrorist attacks on the World Trade Center in New York and the Pentagon and their subsequent negative impact on the hospitality industry.

Rooms' revenues decreased $5.2 million, or 8%, to $60.5 million for the third quarter of 2001 when compared to 2000. Year-to-date room revenues decreased $4.5 million, or 2%, to $189.0 million. The decrease year-to-date is due to a decrease in Revenue per available room ("REVPAR") of $1.74. The decrease in REVPAR is due to a decrease in occupancy of 6.7 percentage points, which was offset by the $3.59 increase in the average room rate year-to-date discussed above. For the quarter, REVPAR decreased $5.94 due to the decreases in both the average room rate and occupancy discussed above.

Operating costs and expenses. Operating costs and expenses decreased $6.1 million, or 4%, to $163.1 million through the third quarter of 2001, and $4.4 million, or 8%, to $52.6 million for the third quarter of 2001 when compared to the same periods in 2000, primarily due to a decrease in property-level expenses. Also, incentive management fees have decreased by $899,000 year-to-date as a result of decreased hotel revenues, and ground rent, taxes and other have decreased $1.1 million primarily as a result of decreased litigation costs due to a lawsuit that was resolved in 2000. Operating costs and expenses represented 79% of revenues for the thirty-six weeks ended September 7, 2001 and September 8, 2000. For the quarters ended September 7, 2001 and September 8, 2000, operating costs and expenses represented 79% and 77% of hotel revenues, respectively.

The Partnership's hotel property-level costs and expenses decreased $3.4 million, or 3%, to $102.7 million year-to-date as of September 7, 2001, and decreased $3.4 million, or 9%, to $33.1 million for the third quarter of 2001 when compared to the same periods in 2000. The decrease is due to a $2.2 million decrease in controllable expenses as a result of decreased occupancy and a decrease of general and administrative expenses due to cost-cutting measures implemented at the Hotels. This was partially offset by a $1.0 million increase in utility costs due to the inflation of energy costs. As a percentage of hotel revenues, property-level costs and expenses represented approximately 50% as of
September 7, 2001 and September 8, 2000, year-to-date.   For the third quarters
of 2001 and 2000, property-level costs represented 50% and 51% of hotel revenues, respectively.

Operating Profit. Operating profit decreased $393,000 year-to-date to $43.4 million when compared to the same period in 2000. For the third quarter of 2001, operating profit decreased $1.2 million, or 8%, to $13.6 million compared to third quarter 2000. Operating profit represented 21% of revenues for both the third quarter 2001 and 2000. Year-to-date, operating profit represented 21% of hotel revenues for both 2001 and 2000.

Interest Expense. Interest expense decreased $276,000, or 3% and $965,000, or 3% for the quarters ending September 7, 2001 and year-to-date through September 7, 2001, respectively, when compared to the same periods in 2000 as a result of principal amortization on the debt.

Net Income. Net income increased by $385,000 year-to-date to $16.0 million over prior year, and third quarter 2001 net income decreased by $1.1 million when compared to third quarter 2000 as a result of the items discussed above.

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

Cash provided by operations for year-to-date 2001 was $31.1 million compared to $32.2 million for year-to-date 2000. The decrease in cash provided by operations is primarily due to increased cash deposited into the restricted cash accounts to fund management fees and debt service due during 2001, which was partially offset by decreased payments required for deferred incentive management fees.

Cash used in investing activities was $14.1 million and $20.1 million for the thirty-six weeks ended September 7, 2001 and September 8, 2000, respectively. Cash used in investing activities for 2001 includes capital expenditures of $3.5 million, primarily related to renovations and replacements of furniture, fixtures and equipment at the Partnership's hotels as compared to $8.7 million in 2000. The property improvement fund increased $10.5 million for the thirty-six weeks ended September 7, 2001 as compared to an increase of $11.4 million for the comparable period in 2000. Contributions to the property improvement fund were $13.4 million and $10.7 million for the thirty-six weeks ended September 7, 2001 and 2000, respectively. During the first three quarters of 2000, the Partnership funded an additional $10.7 million to the property improvement fund for capital expenditures at the properties.

Cash used in financing activities was $24.7 million and $18.3 million through September 7, 2001 and September 8, 2000, respectively. The Partnership repaid $11.8 million and $11.0 million, respectively, of principal on the commercial mortgage-backed securities. Cash used in financing activities included $12.9 million of cash distributions to limited partners through September 7, 2001 as compared to $7.4 million of distributions as of September 8, 2000.
Distributions for 2001 are made on a monthly basis, instead of a quarterly basis as in prior years; therefore, partners have received distributions for the first through the eighth period of 2001 as of September 7, 2001. As of September 8, 2000, the partners had only been distributed cash from first and second quarter operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of September 7, 2001, all of the Partnership's debt is fixed rate.

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


                                   COURTYARD BY MARRIOTT II
                                   LIMITED PARTNERSHIP

                                   By:   CBM TWO LLC
                                         General Partner



          October 22, 2001         By:  /s/ Mathew J. Whelan
                                        ----------------------------------
                                                 Mathew J. Whelan
                                                 Vice President