Form 10-K
period 2001-12-31
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 2002-03-28
CIK 832179

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

                                       OR

[ ]            Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                         Commission File Number: 0-16728

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                  52-1533559
-----------------------------------------------      ---------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                  Identification No.)

             10400 Fernwood Road
              Bethesda, Maryland                               20817
-----------------------------------------------      ---------------------------
   (Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code: 301-380-9000
           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (Not Applicable)

                       Documents Incorporated by Reference
                                      None

================================================================================

================================================================================
                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
================================================================================

                                TABLE OF CONTENTS
                                -----------------

                                                                        PAGE NO.
                                                                        --------

                                     PART I

Items 1 & 2.  Business and Properties..........................................1

Item 3.       Legal Proceedings................................................5

Item 4.       Submission of Matters to a Vote of Security Holders..............6

                                 PART II

Item 5.       Market For The Partnership's Limited Partnership Units
                and Related Security Holder Matters............................7

Item 6.       Selected Financial Data..........................................8

Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................8

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk......12

Item 8.       Financial Statements and Supplementary Data.....................13

Item 9.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......................................40

                                PART III

Item 10.      Directors and Executive Officers................................40

Item 11.      Management Remuneration and Transactions........................40

Item 12.      Security Ownership of Certain Beneficial Owners and Management..41

Item 13.      Certain Relationships and Related Transactions..................41

                                 PART IV

Item 14.      Exhibits, Supplemental Financial Statement Schedules
                and Reports on Form 8-K.......................................42

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

      . national and local economic and business conditions, including the effect of the terrorist attacks of September 11, 2001 on travel, that will affect, among other things, demand for products and services at our properties and other properties, the level of room rates and occupancy that can be achieved by such properties and the availability and terms of financing and our liquidity;

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

      . government approvals, actions and initiatives including the need for compliance with environmental and safety requirements, and change in laws and regulations or the interpretation thereof; and

      . other factors discussed in other filings with the Securities and Exchange Commission.

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

ITEMS 1 & 2. BUSINESS AND PROPERTIES

Description of the Partnership

Courtyard by Marriott II Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on August 31, 1987 to acquire and own 70 Courtyard by Marriott hotels and the respective fee or leasehold interests in the land on which the Hotels are located. The Hotels are located in 29 states and contain a total of 10,337 guest rooms as of December 31, 2001. We commenced operations on October 30, 1987 and will terminate on December 31, 2087, unless dissolved earlier.

The Hotels are operated as part of the Courtyard by Marriott system and are managed by Courtyard Management Corporation (the "Manager"), a wholly owned subsidiary of Marriott International, Inc. ("MII"), under a long-term management agreement (the "Management Agreement"). The Management Agreement, as restated on December 30, 1995, expires in 2013 with renewals at the option of the Manager for one or more of the Hotels for up to 35 years thereafter.

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

Our Hotels are designed for business and vacation travelers who desire high quality accommodations at moderate prices. Most of the Hotels are located in suburban areas near office parks or other commercial activities. Our Hotels provide large, high quality guest rooms which generally contain a large, efficient work desk, remote control television, a television entertainment package, in-room coffee and tea services and other amenities. Approximately 70% of the guest rooms contain king-size beds.

Hotel Lodging Industry

The United States lodging industry generally is comprised of two broad segments: full-service hotels and limited-service hotels. Full-service hotels generally offer restaurant and lounge facilities and meeting spaces, as well as a wide range of services. Limited-service hotels generally offer accommodations with limited services and amenities. As moderately-priced hotels, our properties compete effectively with both full-service and limited-service hotels in their respective markets by providing streamlined services and amenities at prices that are significantly lower than those available at full-service hotels.

The lodging industry in general, and the moderately-priced segment in particular, is highly competitive with several major lodging brands including Holiday Inn, Ramada Inn, Four Points by Sheraton, Hampton Inn, Hampton Inn and Suites, AmeriSuites and Hilton Garden Inns. We are continually making improvements at the Hotels intended to enhance the overall value and competitiveness of the

Hotels. We are continuing to carefully monitor the introduction of new mid-priced brands including Wingate Hotels.

The inclusion of the Hotels within the nationwide Courtyard by Marriott system provides the benefits of name recognition, centralized reservations and advertising, system-wide marketing and promotion, centralized purchasing and training and support services.

While room supply in the moderately-priced lodging segment has continued to grow, demand declined during 2001 as a result of the sluggish economy that was intensified by the September 11th terrorist attacks. We believe that during 2002, supply growth will begin to decrease as the lack of availability of development financing slows new construction. However, we believe that demand will remain below historical levels at least during the first half of 2002, but will begin to grow toward the end of 2002 and continue in 2003 if the economy strengthens.

The economic trends affecting the lodging industry and the overall economy will be a major factor in generating growth in Hotel revenues, and the ability of the Manager will also have a material impact on future Hotel level sales and operating profit growth. The Hotels may be impacted by increasing costs such as increases in insurance. Unlike other real estate, hotels have the ability to change room rates on a daily basis, so the impact of higher costs often can be passed on to customers, particularly in the transient segment. However, an economic downturn may affect the Managers' ability to increase room rates. As a result of the current economic recession, the fourth quarter 2001 results of operations were significantly below the prior year results. In order to maintain operating margins at levels comparable to prior year, the partnership, in conjunction with the Manager, has implemented a number of cost saving initiatives at the Hotels. Despite the Manager's efforts to increase demand at the Hotels, there has been increased pressure on room rates.

Lodging Properties

The following table shows selected combined operating statistics for the Hotels. RevPAR represents the combination of average daily room rate charged and the average daily occupancy achieved, and is a commonly used indicator of hotel performance. RevPAR does not include food and beverage or other ancillary revenues such as telephone or other guest services generated by the property.

                                                                 Year Ended December 31,
                                                       ------------------------------------------
                                                          2001            2000           1999
                                                       -----------    -----------     -----------
Combined average occupancy.........................          71.5%          78.3%           79.0%
Combined average daily room rate...................    $     94.80    $     93.60     $     89.09
RevPAR.............................................    $     67.74    $     73.32     $     70.38

The properties consist of 70 Courtyard by Marriott hotels as of December 31, 2001 containing approximately 10,330 rooms. The properties are geographically diversified among 29 states averaging 147 rooms and are approximately 13 years old.

To maintain the overall quality of our lodging properties, each property undergoes refurbishments and capital improvements on a regularly scheduled basis. Typically, refurbishing has been provided at intervals of five years, based on an annual review of the condition of each property. For fiscal years 2001, 2000 and 1999 we spent $7.7 million, $13.3 million and $18.5 million, respectively, on capital improvements to existing properties. As a result of these expenditures, we expect to maintain high quality rooms and restaurants at our properties.

The following table sets forth as of March 1, 2002, the location and number of rooms for each of our properties:

  Location                                                                Rooms
  --------                                                                -----
Alabama
  Birmingham/Homewood (1) ....................................             140
  Birmingham/Hoover ..........................................             153
  Huntsville .................................................             149
Arizona
  Phoenix/Mesa ...............................................             149
  Phoenix/Metrocenter ........................................             146
  Tucson Airport .............................................             149
Arkansas
  Little Rock ................................................             149
California
  Bakersfield ................................................             146
  Cupertino ..................................................             149
  Foster City ................................................             147
  Fresno .....................................................             146
  Hacienda Heights ...........................................             150
  Marin/Larkspur Landing .....................................             146
  Palm Springs ...............................................             149
  Torrance ...................................................             149
Colorado
  Boulder ....................................................             149
  Denver (1) .................................................             146
  Denver/Southeast ...........................................             155
Connecticut
  Norwalk ....................................................             145
  Wallingford ................................................             149
Florida
  Ft. Myers ..................................................             149
  Ft. Lauderdale/Plantation ..................................             149
  St. Petersburg .............................................             149
  Tampa/Westshore ............................................             145
  West Palm Beach ............................................             149
Georgia
  Atlanta Airport South (1) ..................................             144
  Atlanta/Gwinnett Mall ......................................             146
  Atlanta/Perimeter Ctr ......................................             145
  Atlanta/Roswell ............................................             154
Illinois
  Arlington Heights-South (1) ................................             147
  Chicago/Deerfield (1) ......................................             131
  Chicago/Glenview ...........................................             149
  Chicago/Highland Park ......................................             149
  Chicago/Lincolnshire (1) ...................................             146
  Chicago/Oakbrook Terrace (1) ...............................             147
  Chicago/Waukegan ...........................................             149
  Chicago/Wood Dale ..........................................             149
  Rockford (1) ...............................................             147
Indiana
  Indianapolis/Castleton .....................................             146
Kansas
  Kansas City/Overland Park ..................................             149
Kentucky
  Lexington/North ............................................             146
Maryland
  Annapolis ..................................................             149
  Silver Spring ..............................................             146
Massachusetts
  Boston/Andover .............................................             146
Michigan
  Detroit Airport ............................................             146
  Detroit/Livonia ............................................             149
Minnesota
  Minneapolis Airport ........................................             146
Missouri
  St. Louis/Creve Coeur ......................................             154
  St. Louis/Westport .........................................             149
New Jersey
  Lincroft/Red Bank ..........................................             146
New York
  Poughkeepsie ...............................................             149
  Rye ........................................................             145
North Carolina
  Charlotte/South Park .......................................             149
  Raleigh/Cary ...............................................             149
Ohio
  Dayton Mall ................................................             146
  Toledo .....................................................             149
Oklahoma
  Oklahoma City Airport ......................................             149
Oregon
  Portland-Beaverton .........................................             149
Pennsylvania
  Philadelphia/Devon .........................................             149
South Carolina
  Columbia ...................................................             149
  Greenville .................................................             146
Tennessee
  Memphis Airport ............................................             145
  Nashville Airport ..........................................             145
Texas
  Dallas/Northeast ...........................................             149
  Dallas/Plano (1) ...........................................             149
  Dallas/Stemmons ............................................             146
  San Antonio/Downtown .......................................             149
Virginia
  Charlottesville ............................................             150
  Manassas ...................................................             149
Washington
  Seattle/Southcenter ........................................             149
                                                                        ------

                           Total: ............................          10,337
                                                                        ======

----------
(1)   Hotel and land is owned fee simple

Seasonality

Demand, and thus room occupancy, is affected by normally recurring seasonal patterns. For most of the Hotels, demand is higher in the spring and summer months (March through October) than during the remainder of the year. As a result of the economic slowdown and events of September 11, fourth quarter 2001 operations were much lower than the same period in 2000.

Material Contracts

Management Agreement

The Hotels are subject to a long-term Management Agreement for the operation of the properties, the primary provisions of which are discussed in Note 7 to the financial statements.

The land on which 61 of the Hotels are located are subject to ground leases, 53 of which are with affiliates of MII, the primary provisions of which are discussed in Note 6 to the financial statements.

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

Litigation Settlement

In November 2000, the general partner and MII settled a lawsuit filed by limited partners from seven limited partnerships, including our limited partners (the "Settlement"). In accordance with the terms of the Settlement, our limited partners involved in the settlement received a cash payment of $148,000 per unit, in exchange for dismissal of the litigation, a complete release of all claims and the sale of their

Partnership units to a joint venture formed by Host Marriott, L.P. (Host LP) (an affiliate of the general partner), Rockledge Hotel Properties, Inc. (an affiliate of the general partner) and MII (the "Joint Venture"). As a result, subsequent to the completion of the settlement, all of the outstanding limited partner units are owned by the Joint Venture.

The Joint Venture acquired the partnership interests in Courtyard by Marriott Limited Partnership (CBM I") and the Partnership, together owning 120 hotels, for an aggregate payment of approximately $372 million plus interest and legal fees, of which Host Marriott and its affiliates paid approximately $90 million. The Joint Venture acquired the partnerships by acquiring partnership units pursuant to a tender offer for such units followed by a merger of each of CBM I and the Partnership with subsidiaries of the Joint Venture. The Joint Venture financed the acquisition with mezzanine indebtedness borrowed from MII, cash and other assets contributed by Host Marriott and its affiliates, including the existing general partner and limited partner interests in the partnerships, and cash contributed by MII. Host Marriott owns a 50% interest in the Joint Venture.

For purposes of the purchaser's investment analysis, they estimated the value of the planned investment in the Joint Venture based upon: (1) estimated post-acquisition cash flows, including anticipated changes in the related hotel management agreements to be made contemporaneously with the investment; (2) the Joint Venture's new capital structure; and (3) estimates of prevailing discount rates and capitalization rates reflected in the market at that time. The amount of post-settlement equity of the Joint Venture was considerably lower than the pre-acquisition equity due to additional indebtedness post-acquisition offset by the impact of changes to the Management Agreements made contemporaneously with the transaction. The purchase by the Joint Venture was consummated late in the fourth quarter of 2000. The Joint Venture has recorded its investment in the partnership units at $363 million, which reflected estimated fair value based on: (1) pre-acquisition cash flows; (2) the pre-acquisition capital structure; and (3) prevailing discount rates and capitalization rates in December 2000.

Due to a number of factors, the equity values used in the purchase accounting for the Joint Venture's investment were different from limited partner unit estimates included in the CBM I and the Partnership Purchase Offer and Consent Solicitations prepared in early 2000. The solicitations reported that the value of limited partner units based on an assumed 20 percent discount rate would be $254 million. The difference between this and the purchase accounting entry by the Joint Venture is primarily attributed to: (1) the purchase being consummated almost one year subsequent to the time the original estimates were prepared ($30 million); and (2) a lower discount rate (17 percent) and capitalization rate reflecting changes in market conditions and capital structure versus the date at which the estimates in the solicitations were prepared ($79 million).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the limited partner units of the Partnership (the "Units") and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first date of each accounting period except for the transfer of Units to CBM II Holdings LLC (a subsidiary of the Joint Venture) and any subsequent assignment of Units by CBM II Holdings LLC. All transfers are subject to approval by the general partner. As of December 31, 2001, the Joint Venture between Host LP and MII were the holders of record of all of the Partnership's 1,470 Units.

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

As of December 31, 2001, the Partnership has distributed a total of $133.8 million to the limited partners ($90,993 per limited partner unit) since inception. During 2001, $17.0 million ($6,430 and $5,104 per limited partner unit from 2001 and 2000 operations, respectively) was distributed to the limited partners. During 2000, $16.3 million ($8,614 and $2,496 per limited partner unit from 2000 and 1999 operations, respectively) was distributed to the limited partners prior to the transfer of the limited partner units to the Joint Venture. However, due to the $7.5 million paid in 2001 but pertaining to 2000 operations, as discussed above, 2000 total distributions from operations was $20.2 million ($13,718 per limited partner unit). The 2001 cash was distributed after the transfer of limited partner units to the Joint Venture. During 1999, the Partnership distributed $8.8 million to the limited partners ($4,500 and $1,500 per limited partner unit from 1999 and 1998 operations, respectively). No distributions of Capital Receipts have been made since inception.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years in the period ended December 31, 2001 presented in accordance with accounting principles generally accepted in the United States.

                                                      2001          2000         1999         1998         1997
                                                   -----------  -----------  -----------  -----------   -----------
                                                                (in thousands, except per unit amounts)
Income Statement Data:

Revenues.......................................    $   278,481  $   303,534  $   292,982  $   284,251   $   275,021
Operating profit...............................         55,016       61,312       59,671       58,960        58,771
Net income.....................................         15,297       20,965       17,838       16,950        15,691
Net income per limited
   partner unit (1,470 Units)..................          9,886       13,549       11,528       10,954        10,140

Balance Sheet Data:

Total assets...................................    $   501,086  $   509,510  $   522,943  $   528,340   $   536,715
Total liabilities..............................        512,856      518,755      537,815      552,230       567,412
Cash distributions per limited
   partner unit (1,470 Units)..................         11,534       11,110        6,000        6,900         9,850

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Courtyard by Marriott II Limited Partnership is the owner of 70 moderately-priced hotels which are operated as part of the Courtyard by Marriott system, and managed by Courtyard Management Corporation.

RECENT EVENTS

As a result of the decline in the economy, combined with the effects of the September 11, 2001 terrorist attacks, the hospitality and travel industry experienced a significant decrease in operations during the second half of 2001. Revenues decreased $25.0 million, or 8%, to $278.5 million in 2001 from $303.5 million in 2000, primarily as a result of decreases in occupancy and room rates, which were flat or decreasing throughout the year. During the fourth quarter of 2001, revenues decreased $18.6 million, or 21%, compared to the same period in 2000. The Partnership also anticipates that some costs, such as insurance and energy, will likely increase faster than the rate of inflation in 2002, which will further affect operating margins. The Partnership, in conjunction with the Manager, has implemented a number of cost saving initiatives to reflect the reduced volume at the Hotels, including reducing labor costs. If demand in the hospitality and travel industry returns to more historic levels of operations, the Partnership should experience increased occupancy and room rates, which should improve operating margins in the future.

RESULTS OF OPERATIONS

2001 Compared to 2000

Hotel Revenues. Hotel revenues decreased $25.0 million, or 8%, to $278.5 million in 2001 from $303.5 million in 2000 as a result of the September 11, 2001 terrorist attacks and the continued overall weakness in the economy. RevPAR decreased primarily as the result of a 6.8 percentage point decrease in the combined average occupancy to 71.5%, which was offset by a 1% increase in the combined average daily room rate to $94.80. RevPAR does not include food and beverage and other ancillary revenues generated by the Hotels.

Base and Courtyard Management Fees. Base and Courtyard management fees decreased by 8%, or $1.5 million, in 2001 when compared to 2000. The decrease in management fees, which are calculated as a percentage of total hotel revenues is consistent with the decline in hotel revenues.

Incentive Management Fees. Incentive management fees declined $1.9 million, or 14%, to $11.9 million in 2001 when compared to 2000. These fees are calculated as a percentage of operating profit, as defined in the Management Agreement. The decrease in these fees for 2001 is consistent with the decline in operating profit.

Operating Costs and Expenses. Total operating costs and expenses decreased $18.7 million, or 8%, to $223.5 million in 2001 from $242.2 million in 2000. The decrease is primarily due to a $5.0 million, or 8%, decrease in rooms costs and expenses as well as a $5.4 million, or 7%, decrease in selling, administrative and other costs. These decreases are primarily the result of a decrease in controllable expenses such as wages, reservation costs and supplies as a result of the Manager's cost cutting efforts and decreased occupancy at the Hotels.

Interest Expense. Interest expense decreased by 3% to $41.3 million in 2001 from $42.5 million in 2000. This decrease is due to payments on the mortgage principal of $17.9 million in 2001.

Net Income. Net income decreased by $5.7 million in 2001 to $15.3 million from $21.0 million in 2000 primarily due to the changes in revenues and expenses discussed above.

2000 Compared to 1999

Hotel Revenues. In 2000, hotel revenues increased $10.5 million, or 3.6%, to $303.5 million when compared to 1999 as a result of the growth in RevPAR of 4.2%. The increase in RevPAR was primarily the result of a 5.1% increase in the combined average daily room rate to $93.60, offset by a .7 percentage point decrease in combined average occupancy to 78.3%.

Operating Costs and Expenses. The 2000 total operating costs and expenses increased $8.9 million, or 3.8%. The increase is primarily due to increases in both rooms and selling, administrative and other costs as discussed below.

Rooms costs and expenses increased $2.1 million, or 3.6%, during 2000 as compared to 1999. The overall increase is primarily due to an increase in salary and benefits as the hotels endeavor to maintain competitive wage scales.

Selling, administrative and other costs increased $3.2 million or 4.6% when compared to 1999 due to increased administrative costs, particularly administrative wages, combined with an increase in energy costs. Also, more of the Partnership hotels took part in MII marketing programs in 2000, increasing marketing costs.

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

Net Income. Net income increased by $3.1 million in 2000 to $21.0 million from $17.8 million in 1999 primarily due to the changes in revenues and expenses discussed above.

Capital Resources and Liquidity

Our principal source of cash is from operation of the Hotels. Our principal uses of cash are debt service payments, funding capital expenditure needs and distributions to the limited partners.

Principal Sources and Uses of Cash

Our principal source of cash is from operations. Cash provided by operations was $56.0 million, $49.0 million and $47.2 million for the years ended 2001, 2000 and 1999, respectively. We paid $39.7 million, $40.9 million and $42.0 million of interest on our debt in 2001, 2000 and 1999, respectively. The increase in cash provided by operations during 2001 is primarily due to the deferral of $11.9 million of incentive management fees.

Cash used in investing activities was $19.3 million, $26.8 million and $17.4 million for 2001, 2000 and 1999, respectively. Investing activities consist primarily of contributions to the property improvement fund and capital expenditures for improvements to the Hotels. Contributions to the property improvement fund, which represents 6.5% of total hotel revenues as of October 24, 2000 and 5% of total hotel revenues prior to October 24, 2000, were $18.1 million, $15.9 million and $14.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Property improvement fund expenditures and other activity includes expenditures for the replacement of furniture, fixtures and equipment offset by interest income earned by the fund. During 2000 and 1999, activity in the property improvement fund also included reimbursements for prior year capital expenditures of $12.5 million and $3.1 million, respectively. Total capital expenditures during 2001, 2000 and 1999 were $7.7 million, $13.3 million and $18.5 million, respectively.

Cash used in financing activities was $39.6 million, $32.1 million and $24.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. We repaid $17.9 million, $16.6 million and $15.4 million of principal on our Certificate/Mortgage Loan in 2001, 2000 and 1999, respectively.

We also made cash distributions to general and limited partners of $17.8 million, $16.3 million and $8.8 million in 2001, 2000 and 1999, respectively. 2001 distributions include $0.5 million that was owed to the former partners who held partnership units prior to the acquisition of the partnership by the Joint Venture. Cash used in financing also includes funding of the debt service reserves required under our debt agreements.

Pursuant to the terms of the Certificate/Mortgage Loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of MII is downgraded by Standard and Poor's Rating Services which occurred effective April 1, 1997. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Inflation

Our hotel lodging properties have been impacted by inflation through its effect on increasing costs and on the Managers' ability to increase room rates. Unlike other real estate, hotels have the ability to change room rates on a daily basis, so the impact of higher inflation often can be passed on to customers. However, the current weak economic environment has resulted in a decline in demand and has restricted our managers' ability to raise room rates to offset rising costs.

Critical Accounting Policies

Our consolidated financial statements include accounts of the Partnership and all majority owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. All of our significant accounting policies are disclosed in Note 2 to the audited financial statements. The following critical accounting policy requires the use of business judgment or significant estimates to be made.

      Long-lived assets. We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties. These assessments have a direct impact on our net income, because an impairment results in an immediate negative adjustment to net income. On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have a significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes. As of December 31, 2001, all of our debt has a fixed interest rate. See Note 5 to the financial statements for a further description.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index                                                                      Page
-----                                                                      ----

Courtyard by Marriott II Limited Partnership Consolidated Financial
Statements:

     Report of Independent Public Accountants..............................   14

     Consolidated Balance Sheets of December 31, 2001 and 2000.............   15

     Consolidated Statements of Operations for the Fiscal Years Ended
       December 31, 2001, 2000 and 1999....................................   16

     Consolidated Statements of Changes in Partners' Capital (Deficit)
       for the Fiscal Years Ended December 31, 2001, 2000 and 1999.........   17

     Consolidated Statements of Cash Flows for the Fiscal Years Ended
       December 31, 2001, 2000 and 1999....................................   18

     Notes to Consolidated Financial Statements............................   19

Courtyard II Associates, L.P. and Subsidiaries Consolidated Financial
Statements:

     Report of Independent Public Accountants..............................   28

     Consolidated Balance Sheets of December 31, 2001 and 2000.............   29

     Consolidated Statements of Operations for the Fiscal Years Ended
       December 31, 2001, 2000 and 1999....................................   30

     Consolidated Statements of Changes in Partners' Capital
       for the Fiscal Years Ended December 31, 2001, 2000 and 1999.........   31

     Consolidated Statements of Cash Flows for the Fiscal Years Ended
       December 31, 2001, 2000 and 1999....................................   32

     Notes to Consolidated Financial Statements............................   33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE PARTNERS OF COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of Courtyard by Marriott II Limited Partnership (a Delaware limited partnership) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the three years ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Courtyard by Marriott II Limited Partnership and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index at Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                        ARTHUR ANDERSEN LLP

Vienna, Virginia
March 18, 2002

                           CONSOLIDATED BALANCE SHEETS
          Courtyard by Marriott II Limited Partnership and Subsidiaries
                           December 31, 2001 and 2000
                                 (in thousands)

                                                                       2001            2000
                                                                    ---------       ---------
                                     ASSETS

   Property and equipment, net ...............................      $ 418,885       $ 439,098
   Deferred financing costs, net of accumulated amortization .          9,547          11,119
   Due from Courtyard Management Corporation .................          9,117           8,453
   Other assets ..............................................             --               2
   Property improvement fund .................................         30,513          18,912
   Restricted cash ...........................................         22,535          18,415
   Cash and cash equivalents .................................         10,489          13,511
                                                                    ---------       ---------
                                                                    $ 501,086       $ 509,510
                                                                    =========       =========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
   Debt ......................................................      $ 448,605       $ 466,539
   Management fees due to Courtyard Management Corporation ...         43,288          31,417
   Due to Marriott International, Inc. and affiliates ........          8,574           8,693
   Accounts payable and accrued liabilities ..................         12,389          12,106
                                                                    ---------       ---------
         Total liabilities ...................................        512,856         518,755
                                                                    ---------       ---------

PARTNERS' CAPITAL (DEFICIT)
   General Partner
     Capital contribution ....................................         11,356          11,356
     Cumulative net losses ...................................           (904)         (1,669)
     Capital distributions ...................................         (1,145)           (278)
                                                                    ---------       ---------
                                                                        9,307           9,409
                                                                    ---------       ---------

   Limited Partners
     Capital contributions ...................................        130,014         130,014
     Cumulative net losses ...................................        (17,178)        (31,710)
     Capital distributions ...................................       (133,760)       (116,805)
     Investor notes receivable ...............................           (153)           (153)
                                                                    ---------       ---------
                                                                      (21,077)        (18,654)
                                                                    ---------       ---------

         Total Partners' Deficit .............................        (11,770)         (9,245)
                                                                    ---------       ---------

                                                                    $ 501,086       $ 509,510
                                                                    =========       =========

        The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          Courtyard by Marriott II Limited Partnership and Subsidiaries
              For the Years Ended December 31, 2001, 2000 and 1999
                (in thousands, except Unit and per Unit amounts)

                                                          2001            2000            1999
                                                       ---------       ---------       ---------
REVENUES
     Rooms ......................................      $ 254,880       $ 275,877       $ 265,137
     Food and beverage ..........................         15,858          18,057          17,686
     Other ......................................          7,743           9,600          10,159
                                                       ---------       ---------       ---------
       Total revenues ...........................        278,481         303,534         292,982
                                                       ---------       ---------       ---------

OPERATING COSTS AND EXPENSES
     Rooms ......................................         56,967          62,008          59,873
     Food and beverage ..........................         14,166          15,989          15,594
     Other department costs and expenses ........          1,723           2,017           2,492
     Selling, administrative and other ..........         66,875          72,344          69,170
     Depreciation ...............................         27,956          28,583          27,397
     Base and Courtyard management fees .........         16,709          18,212          17,579
     Incentive management fee ...................         11,871          13,778          13,322
     Ground rent ................................         13,020          13,741          13,249
     Property taxes .............................         12,074          11,734          11,143
     Insurance and other ........................          2,104           3,816           3,492
                                                       ---------       ---------       ---------
       Total operating costs and expenses .......        223,465         242,222         233,311
                                                       ---------       ---------       ---------

OPERATING PROFIT ................................         55,016          61,312          59,671
   Interest expense .............................        (41,260)        (42,461)        (43,577)
   Interest income ..............................          1,541           2,114           1,744
                                                       ---------       ---------       ---------

NET INCOME ......................................      $  15,297       $  20,965       $  17,838
                                                       =========       =========       =========

ALLOCATION OF NET INCOME
   General Partner ..............................      $     765       $   1,048       $     892
   Limited Partners .............................         14,532          19,917          16,946
                                                       ---------       ---------       ---------
                                                       $  15,297       $  20,965       $  17,838
                                                       =========       =========       =========

NET INCOME PER LIMITED PARTNER UNIT (1,470 Units)      $   9,886       $  13,549       $  11,528
                                                       =========       =========       =========

        The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                           Partners' Capital (Deficit)
          Courtyard by Marriott II Limited Partnership and Subsidiaries
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                        General         Limited
                                        Partner        Partners          Total
                                        -------        --------        --------
Balance, December 31, 1998 ......       $ 7,419        $(31,309)       $(23,890)

   Capital distributions ........            --          (8,820)         (8,820)
   Net income ...................           892          16,946          17,838
                                        -------        --------        --------

Balance, December 31, 1999 ......         8,311         (23,183)        (14,872)

   Capital contributions ........            50             950           1,000
   Capital distributions ........            --         (16,338)        (16,338)
   Net income ...................         1,048          19,917          20,965
                                        -------        --------        --------

Balance, December 31, 2000 ......         9,409         (18,654)         (9,245)

   Capital distributions ........          (867)        (16,955)        (17,822)
   Net income ...................           765          14,532          15,297
                                        -------        --------        --------

Balance, December 31, 2001 ......       $ 9,307        $(21,077)       $(11,770)
                                        =======        ========        ========

        The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          Courtyard by Marriott II Limited Partnership and Subsidiaries
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                    2001           2000           1999
                                                                  --------       --------       --------
OPERATING ACTIVITIES
   Net income ..............................................      $ 15,297       $ 20,965       $ 17,838
   Depreciation ............................................        27,956         28,583         27,397
   Amortization of deferred financing costs as interest ....         1,572          1,571          1,572
   (Gain)/loss on disposition of fixed assets ..............            (4)            17            291
   Amortization of prepaid expenses ........................             2              9              9
   Changes in operating accounts:
     Accounts payable and accrued liabilities ..............           283             89          1,802
     Management fees due to Courtyard Management Corporation        11,871         (2,388)          (609)
     Straight-line rent adjustment .........................          (119)          (119)          (119)
     Change in real estate tax and insurance reserve .......          (322)             9           (912)
     Change in working capital reserve .....................            88            (53)           (53)
     Due from Courtyard Management Corporation .............          (664)           342            (56)
                                                                  --------       --------       --------

         Cash provided by operating activities .............        55,960         49,025         47,213
                                                                  --------       --------       --------

INVESTING ACTIVITIES
   Additions to property and equipment, net ................        (7,739)       (13,286)       (18,450)
   Contributions to the property improvement fund ..........       (18,101)       (15,910)       (14,623)
   Property improvement fund expenditures and other activity         6,500          2,393         15,694
                                                                  --------       --------       --------

         Cash used in investing activities .................       (19,340)       (26,803)       (17,379)
                                                                  --------       --------       --------

FINANCING ACTIVITIES
   Repayment of principal ..................................       (17,934)       (16,642)       (15,443)
   Change in debt service reserve ..........................        (3,886)           (72)           (80)
   Capital distributions ...................................       (17,822)       (16,338)        (8,820)
   Capital contributions ...................................            --          1,000             --
                                                                  --------       --------       --------

         Cash used in financing activities .................       (39,642)       (32,052)       (24,343)
                                                                  --------       --------       --------

 (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS ..........      $ (3,022)      $ (9,830)      $  5,438

CASH AND CASH EQUIVALENTS at beginning of year .............        13,511         23,341         17,903
                                                                  --------       --------       --------

CASH AND CASH EQUIVALENTS at end of year ...................      $ 10,489       $ 13,511       $ 23,341
                                                                  ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage interest .........................      $ 39,688       $ 40,855       $ 42,006
                                                                  ========       ========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Courtyard by Marriott II Limited Partnership and Subsidiaries
                           December 31, 2001 and 2000

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

On March 9, 2000, Host Marriott, L.P. and MII entered into a settlement agreement (the "Settlement Agreement") to resolve pending litigation. In accordance with the terms of the Settlement Agreement, on November 28, 2000, the following steps occurred. CBM Joint Venture LLC (the "Joint Venture"), which is a joint venture among Host Marriott, L.P., Rockledge Hotel Properties, Inc. (an affiliate of Host Marriott, L.P.) and MII or their wholly-owned subsidiaries, acquired the Class B 99% non-managing economic interest in the general partner, and, through CBM Two GP Corp., a Delaware corporation and an indirect wholly-owned subsidiary of the Joint Venture, acquired the Class A 1% managing economic interest in the general partner. As a result, the Joint Venture owns 100% of the general partner. In addition, CBM II Holdings LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of the Joint Venture, purchased all of the outstanding units in the Partnership (other than units held by the general partner). As a result, the Joint Venture became the holder indirectly of all of the units in the Partnership.

Pursuant to the terms of the operating agreement of CBM Two LLC, the Joint Venture, as the holder of the 99% non-voting member interest in CBM Two LLC, has been granted the sole power to direct the exercise by CBM Two LLC of all voting rights and other rights as owner with respect to all capital stock of any corporation that is owned, directly or indirectly, by the Partnership. The Partnership owns the Hotels through Courtyard II Associates, L.P. and Subsidiaries ("Associates"), in which the Partnership is a 98% limited partner and a 1% general partner, and through Courtyard II Associates Management Corporation, the 1% managing general partner of Associates.

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

Basis of Presentation

As discussed in Note 1, on November 28, 2000 the Joint Venture acquired all of the outstanding limited partner and general partner interests in the Partnership. The accompanying consolidated financial statements do not reflect the debt incurred by the Joint Venture to consummate the acquisition described above since the Partnership has not assumed the obligation for such debt and the proceeds from such debt were not used to repay existing Partnership obligations. To provide a consistent presentation, the Partnership also does not reflect the Joint Venture's basis in the assets and liabilities of the Partnership in these consolidated financial statements.

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

Working Capital

Pursuant to the terms of the management agreement, the Partnership is required to provide the Manager with working capital to meet the operating needs of the Hotels. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the management agreement, the Manager is required to convert working capital into cash and return it to the Partnership. As a result of these conditions, the individual components of working capital controlled by the Manager are not reflected in the accompanying consolidated balance sheets but rather are included in Due from Courtyard Management Corporation.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements                                              40 years
Leasehold improvements                                                  40 years
Furniture and equipment                                               4-10 years

Certain property and equipment is pledged to secure the Certificates/Mortgage Loan (see Note 5).

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value. There was no such adjustment required at December 31, 2001 or 2000.

Deferred Financing Costs

From 1995 to 1997, the Partnership paid a total of $18,858,000 in financing costs related to the Senior Notes, as defined in Note 7, and the Certificates. Financing costs are amortized using the straight-line method, which approximates the effective interest rate method, over the remaining life of the respective mortgage debt. At December 31, 2001 and 2000, accumulated amortization of financing costs totaled $9,311,000 and $7,739,000, respectively.

Ground Rent

The land leases include scheduled increases in minimum rents per property. These scheduled rent increases, which are included in minimum lease payments, are being recognized by the Partnership on a straight-line basis over the lease terms of approximately 80 years. The reduction in ground rent expense and Due to Marriott International, Inc. and affiliates to reflect minimum lease payments on a straight-line basis for 2001, 2000 and 1999 totaled $119,000 per year.

Income Taxes

Provision for Federal taxes has not been made in the accompanying consolidated financial statements since the Partnership does not pay income taxes, but rather, allocates its profits and losses to the individual Partners. Significant differences exist between the net income for financial reporting purposes and the net income reported in the Partnership's tax return. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets, difference in the timing of recognition of certain fees and straight-line rent adjustments. As a result of these differences, the excess of the net Partnership liabilities reported in the accompanying consolidated financial statements over the net Partnership liabilities for tax purposes was approximately $13,667,000 and $658,000, respectively as of December 31, 2001 and 2000.

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

Restricted Cash

The Partnership was required to establish certain reserves pursuant to the terms of the Senior Notes and the Certificates/Mortgage Debt as described in Note 5. The balances in those reserves as of December 31 are as follows (in thousands):

                                                           2001            2000
                                                         -------         -------
Debt service reserve ...........................         $ 6,857         $ 6,985
Real estate tax and insurance reserve ..........           6,632           6,310
Deposit reserve ................................           4,028              14
Working capital reserve ........................           5,018           5,106
                                                         -------         -------
                                                         $22,535         $18,415
                                                         =======         =======

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 2001 presentation.

Application of New Accounting Standards

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets SFAS No. 121" to determine when a long-lived asset should be classified as held for sale, among other things. Those criteria specify that the asset must be available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such assets, and the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, within one year. This Statement is effective for fiscal years beginning after December 15, 2001. The Partnership does not believe implementation of the standard will have a material effect on the Partnership.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                     2001                2000
                                                  ---------           ---------
Land ...................................          $  25,541           $  25,541
Leasehold improvements .................            311,190             307,741
Building and improvements ..............            255,971             256,885
Furniture and equipment ................            130,766             127,275
Construction in progress ...............              1,631                  --
                                                  ---------           ---------
                                                    725,099             717,442
Less accumulated depreciation ..........           (306,214)           (278,344)
                                                  ---------           ---------
                                                  $ 418,885           $ 439,098
                                                  =========           =========

NOTE 4. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

                                                  As of December 31, 2001          As of December 31, 2000
                                                --------------------------       --------------------------
                                                                 Estimated                       Estimated
                                                  Carrying         Fair            Carrying         Fair
                                                   Amount          Value            Amount          Value
                                                -----------     ----------       -----------    -----------
Certificates/Mortgage Loan..................    $   321,205     $  335,483       $   339,139    $   349,230
Senior Notes................................    $   127,400     $  132,735       $   127,400    $   128,356
Management fees due to Courtyard
   Management Corporation...................    $    43,288     $   17,480       $    31,417    $    12,367

The estimated fair values of debt obligations are based on the quoted market prices at December 31, 2001 and 2000, respectively. Management fees due to the Manager are valued based on the expected future payments from operating cash flow discounted at estimated risk adjusted rates.

NOTE 5. DEBT

On January 24, 1996, the Partnership completed a refinancing of the Partnership's existing debt through the private placements of $127.4 million of senior secured notes (the "Senior Notes") and $410.2 million of multi-class commercial mortgage pass-through certificates (the "Certificates" or "Mortgage Loan").

Senior Notes

The Senior Notes of $127.4 million were issued by the Partnership, bear interest at 10 3/4%, require semi-annual payments of interest and require no payments of principal until maturity on February 1, 2008. The Senior Notes are secured by a first priority pledge by the Partnership of (i) its 99% partnership interest (consisting of a 98% limited partner interest and a 1% general partner interest) in Associates and (ii) its 100% equity interest in the managing general partner.

The terms of the Senior Notes include requirements of the Partnership to establish and fund a debt service reserve account in an amount equal to at least one six-month interest payment on the Senior Notes ($6,848,000) which is included as restricted cash on the accompanying consolidated balance sheets and to maintain certain levels of excess cash flow, as defined. In the event the Partnership fails to maintain the required level of excess cash flow, the Partnership will be required to (i) suspend distributions to its Partners and other restricted payments, as defined, (ii) to fund a separate supplemental debt service reserve account (the "Supplemental Debt Service Reserve") in an amount up to two six-month interest payments on the Senior Notes and (iii) if such failure were to continue, to offer to purchase a portion of the Senior Notes at par.

The Senior Notes may be redeemed, at the option of the Partnership, at a premium declining to par in 2004. The premium is 5.375% for 2001, 3.583% for 2002 and 1.792% for 2003. The Senior Notes are non-recourse to the Partnership and its partners.

In connection with Host Marriott Corporation's conversion to a REIT on January 1, 1999, a change of control occurred when Host Marriott Corporation ceased to own, directly or indirectly, all of the outstanding equity interest of the general partner of the Partnership. Although such a change of control has occurred, Host Marriott Corporation continued to own, indirectly, a substantial majority of the economic interest in the general partner of the Partnership, through Host Marriott, L.P. A change of control occurred again in 2000 in conjunction with the Settlement Agreement and subsequent purchase by the Joint Venture of all the partnership units.

The changes in control described above resulted in a "Change in Control" under the indenture governing the Senior Notes. As a result, in accordance with the terms of the indenture, a tender offer commenced for the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon. The first tender offer expired on February 12, 1999 with no Senior Notes tendered. The second tender offer was completed on January 26, 2001 and approximately $11.6 million Senior Notes were purchased, representing approximately 9% of the outstanding notes. The notes, which were purchased by the Joint Venture, were resold on March 27, 2001.

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

The balances of the Certificates were $321.2 million and $339.1 million at December 31, 2001 and 2000, respectively. Principal payments of $17.9 million and $16.6 million on the Certificates were made during 2001 and 2000, respectively. The weighted average interest rate on the Certificates was 7.9% for 2001 and 7.8% for 2000.

The Certificates/Mortgage Loan maturities as of December 31, 2001 are as follows (in thousands):

   2002............                     $      19,326
   2003............                            20,827
   2004............                            22,444
   2005............                            24,186
   2006............                            26,064
Thereafter.........                           208,358
                                        -------------
                                        $     321,205
                                       ==============

The Mortgage Loan is secured primarily by 69 cross-defaulted and cross-collateralized mortgages representing first priority mortgage liens on (i) the fee or leasehold interest in 69 of the Hotels (excluding the Deerfield Hotel), related furniture, fixtures and equipment and the property improvement fund, (ii) the fee interest in the land leased from MII or their affiliates on which 53 Hotels are located, (iii) a pledge of Associates membership interest in and the related right to receive distributions from CBM Associates II ("Associates II") which owns the Deerfield Hotel and (iv) an assignment of the Management Agreement, as defined below. The Mortgage Loan is non-recourse to Associates, the Partnership and its Partners.

Operating profit, as defined, from the Hotels in excess of debt service on the Mortgage Loan is available to be distributed to the Partnership. Amounts distributed to the Partnership are used for the following, in order of priority:
(i) for debt service on the Senior Notes, (ii) to fund the Supplemental Debt Service Reserve, if necessary, (iii) to offer to purchase a portion of the Senior Notes at par, if necessary, (iv) for working capital as discussed in Note 7 and (v) for distributions to the Partners of the Partnership. The net assets (all of which are restricted) of Associates was $106.4 million and $107.1 million as of December 31, 2001 and 2000, respectively.

Prepayments of the Mortgage Loan are permitted with the payment of a premium (the "Prepayment Premium"). The Prepayment Premium is equal to the greater of
(i) one percent of the Mortgage Loan being prepaid or (ii) a yield maintenance amount based on a spread of .25% or .55% over the U.S. treasury rate, as defined.

Pursuant to the terms of the Certificate/Mortgage Loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of MII is downgraded by Standard and Poor's Rating Services which occurred effective April 1, 1997. The real estate tax and insurance reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The balance in the real estate tax and insurance reserve as of December 31, 2001 and 2000 was $6.6 million and $6.3 million, respectively.

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

Minimum future rental payments during the term of these operating leases as of December 31, 2001 are as follows (in thousands):

                                                                 Telephone
    Lease                           Land                    Equipment and Other
    Year                           Leases                         Leases
-----------                      -----------              ----------------------
    2002                         $    10,054                   $         132
    2003                              10,348                              96
    2004                              10,381                              --
    2005                              10,889                              --
    2006                              11,207                              --
 Thereafter                        1,839,949                              --
                                 -----------                   -------------
                                 $ 1,892,828                   $         228
                                 ===========                   =============

Total rent expense on land leases was approximately $13,020,000 for 2001, $13,741,000 for 2000 and $13,249,000 for 1999.

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

The priority return to the Partnership, as defined, is 10% for 1999 and thereafter. Operating profit from the Hotels (which reflects the deduction of the base and Courtyard management fees and MII ground rent) will be used to pay the following, in order of priority: (i) debt service on the Senior Notes and Mortgage Loan, (ii) to repay working capital loans to the Manager, (iii) to repay deferred ground rent to affiliates of MII, (iv) to repay ground lease advances to affiliates of MII, (v) the priority return to the Partnership which was 10% of invested capital for 2001, 2000 and 1999, (vi) eighty percent of the remaining operating profit is applied to the payment of current incentive management fees, (vii) to repay advances to the Partnership, (viii) to repay foreclosure avoidance advances to the Manager and (ix) fifty percent of the remaining operating profit to repay deferred management fees to the Manager and fifty percent of remaining operating profit is paid to the Partnership.

During 2001, no deferred incentive management fees were paid. During 2000, $1,878,000 of deferred incentive management fees were paid. Deferred incentive management fees were $13,553,000 and $1,682,000 as of December 31, 2001 and 2000, respectively. The Partnership did not pay down any deferred base management fees during 2001 but paid down $510,000 during 2000. The Partnership did not pay down any deferred Courtyard management fees during 2001 and 2000. Deferred base management fees totaled $7,394,000 as of December 31, 2001 and 2000 and deferred Courtyard management fees totaled $22,341,000 as of December 31, 2001 and 2000.

Chain Services and Marriott's Rewards Program

The Manager is required to furnish certain chain services which are generally furnished on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. In addition, the Hotels participate in MII's Marriott Reward Program ("MRP"). The MRP is a program that provides benefits to frequent travelers who stay at Marriott branded properties. Chain services and MRP costs charged to the partnership under the Management Agreement were approximately $13,470,000 in 2001, $14,470,000 in 2000 and $14,550,000 in
1999.

Working Capital

The Partnership is required to provide the Manager with working capital to meet the operating needs of the Hotels. The refinancing required certain enhancements to the cash management system of the Manager such that additional working capital may be required for the operation of the Hotels. Therefore, on January 24, 1996, the Partnership, Associates and the Manager entered into a working capital maintenance agreement (the "Working Capital Agreement") and advanced $2.5 million to the Manager as additional working capital for the operation of the Hotels. In 1998, this $2.5 million was returned to Associates. Upon termination of the Management Agreement, the working capital will be returned to the Partnership. As of December 31, 2001 and 2000, the working capital balance was $4,202,000.

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

NOTE 8. ENVIRONMENTAL CONTINGENCY

Based upon a study completed in December 1995, the Partnership has become aware of environmental contamination at one of its fee-owned properties, the Deerfield Hotel, caused by the previous use of the site as a landfill. The property represents less than 2% of the Partnership's total assets and revenues as of December 31, 2001 and for the year ended, respectively. The Partnership is unable to determine the need for remediation, its potential responsibility, if any, for remediation and the extent of the Partnership's possible liability for any remediation costs. The Partnership has obtained environmental insurance. There can be no assurance that the Partnership will not have liability with respect to remediation of contamination at that site. The Partnership does not believe that any of the environmental matters are likely to have a material adverse effect on the business and operations of the Partnership.

NOTE 9. LITIGATION

The Partnership and the Hotels are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition of results of operations of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE PARTNERS OF COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheets of Courtyard II Associates, L.P. (a Delaware limited partnership) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' capital and cash flows for the three years ended December 31, 2001. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Courtyard II Associates, L.P. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                ARTHUR ANDERSEN LLP

Vienna, Virginia
March 18, 2002

                           CONSOLIDATED BALANCE SHEETS
                 Courtyard II Associates, L.P. and Subsidiaries
                           December 31, 2001 and 2000
                                 (in thousands)

                                                                    2001          2000
                                                                  --------      --------
                                     ASSETS

   Property and equipment, net .............................      $418,885      $439,098
   Deferred financing costs, net of accumulated amortization         6,716         7,822
   Due from Courtyard Management Corporation ...............         9,117         8,453
   Other assets ............................................            --             2
   Property improvement fund ...............................        30,513        18,912
   Restricted cash .........................................        10,660         6,324
   Cash and cash equivalents ...............................         9,891        11,755
                                                                  --------      --------

                                                                  $485,782      $492,366
                                                                  ========      ========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Mortgage debt ...........................................      $321,205      $339,139
   Management fees due to Courtyard Management Corporation .        43,288        31,417
   Due to Marriott International, Inc. and affiliates ......         8,574         8,693
   Accounts payable and accrued liabilities ................         6,222         5,945
                                                                  --------      --------

         Total Liabilities .................................       379,289       385,194

MINORITY INTEREST ..........................................            69            58
                                                                  --------      --------

                                                                   379,358       385,252
                                                                  --------      --------

PARTNERS' CAPITAL
   General Partners ........................................         2,141         2,155
   Limited Partner .........................................       104,283       104,959
                                                                  --------      --------

         Total Partners' Capital ...........................       106,424       107,114
                                                                  --------      --------

                                                                  $485,782      $492,366
                                                                  ========      ========

        The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 Courtyard II Associates, L.P. and Subsidiaries
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                                   2001             2000              1999
                                                                              -------------     -------------    -------------
REVENUES
   Rooms...................................................................   $     254,880     $     275,877    $     265,137
   Food and beverage.......................................................          15,858            18,057           17,686
   Other...................................................................           7,743             9,600           10,159
                                                                              -------------     -------------    -------------
       Total revenues......................................................         278,481           303,534          292,982
                                                                              -------------     -------------    -------------

OPERATING COSTS AND EXPENSES
   Rooms...................................................................          56,967            62,008           59,873
   Food and beverage.......................................................          14,166            15,989           15,594
   Other department costs and expenses.....................................           1,723             2,017            2,492
   Selling, administrative and other.......................................          66,875            72,344           69,170
   Depreciation............................................................          27,956            28,583           27,397
   Base and Courtyard management fees......................................          16,709            18,212           17,579
   Incentive management fee................................................          11,871            13,778           13,322
   Ground rent.............................................................          13,020            13,741           13,249
   Property taxes..........................................................          12,074            11,734           11,143
   Insurance and other.....................................................           1,480             2,084            2,193
                                                                              -------------     -------------    -------------
       Total operating costs and expenses..................................         222,841           240,490          232,012
                                                                              -------------     -------------    -------------

OPERATING PROFIT...........................................................          55,640            63,044           60,970
   Interest expense........................................................         (27,098)          (28,289)         (29,407)
   Interest income.........................................................           1,124             1,405            1,156
                                                                              -------------     -------------    -------------

NET INCOME BEFORE MINORITY INTEREST........................................          29,666            36,160           32,719

MINORITY INTEREST..........................................................              11                14               13
                                                                              -------------     -------------    -------------

NET INCOME.................................................................   $      29,655     $      36,146    $      32,706
                                                                              =============     =============    =============

ALLOCATION OF NET INCOME
   General Partners........................................................   $         593     $         723    $         654
   Limited Partner.........................................................          29,062            35,423           32,052
                                                                              -------------     -------------    -------------
                                                                              $      29,655     $      36,146    $      32,706
                                                                              =============     =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                           CONSOLIDATED STATEMENTS OF
                          CHANGES IN PARTNERS' CAPITAL
                 Courtyard II Associates, L.P. and Subsidiaries
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                          General        Limited
                                                                         Partners        Partner          Total
                                                                       -----------     -----------    -----------
Balance, December 31, 1998..........................................   $     1,760     $    85,587    $    87,347

   Capital distributions............................................          (366)        (17,991)       (18,357)

   Net income.......................................................           654          32,052         32,706
                                                                       -----------     -----------    -----------

Balance, December 31, 1999..........................................         2,048          99,648        101,696

   Capital distributions............................................          (616)        (30,112)       (30,728)

   Net income.......................................................           723          35,423         36,146
                                                                       -----------     -----------    -----------

Balance, December 31, 2000..........................................         2,155         104,959        107,114

   Capital distributions............................................          (607)        (29,738)       (30,345)

   Net income.......................................................           593          29,062         29,655
                                                                       -----------     -----------    -----------

Balance, December 31, 2001..........................................   $     2,141     $   104,283    $   106,424
                                                                       ===========     ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Courtyard II Associates, L.P. and Subsidiaries
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                                       2001            2000           1999
                                                                                    -----------    -----------    -----------
OPERATING ACTIVITIES
   Net income.....................................................................  $    29,655    $    36,146    $    32,706
   Depreciation...................................................................       27,956         28,583         27,397
   Amortization of deferred financing costs as interest...........................        1,106          1,106          1,105
   Gain/(loss) on disposition of fixed assets.....................................           (4)            17            291
   Minority interest..............................................................           11             14             13
   Amortization of prepaid expenses...............................................            2              9              9
   Changes in operating accounts:
     Due from Courtyard Management Corporation....................................         (664)           342            (56)
     Management fees due to Courtyard Management Corporation......................       11,871         (2,388)          (609)
     Accounts payable and accrued liabilities.....................................          277            697            948
     Straight-line rent adjustment................................................         (119)          (119)          (119)
     Real estate tax and insurance reserve........................................         (322)             8           (912)
                                                                                    -----------    -----------    -----------

         Cash provided by operations..............................................       69,769         64,415         60,773
                                                                                    -----------    -----------    -----------

INVESTING ACTIVITIES
   Additions to property and equipment, net.......................................       (7,739)       (13,286)       (18,450)
   Contributions to the property improvement fund.................................      (18,101)       (15,910)       (14,623)
   Property improvement fund expenditures and other activity......................        6,500          2,393         15,694
                                                                                    -----------    -----------    -----------

         Cash used in investing activities........................................      (19,340)       (26,803)       (17,379)
                                                                                    -----------    -----------    -----------

FINANCING ACTIVITIES
   Capital distributions..........................................................      (30,345)       (30,728)       (18,357)
   Change in debt service reserve.................................................       (4,014)           (14)            --
   Repayment of principal.........................................................      (17,934)       (16,642)       (15,443)
                                                                                    -----------    -----------    -----------

         Cash used in financing activities........................................      (52,293)       (47,384)       (33,800)
                                                                                    -----------    -----------    -----------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS..................................  $    (1,864)   $    (9,772)   $     9,594

CASH AND CASH EQUIVALENTS at beginning of year....................................       11,755         21,527         11,933
                                                                                    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS at end of year..........................................  $     9,891    $    11,755    $    21,527
                                                                                    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest.........................................................  $    25,993    $    27,159    $    28,301
                                                                                    ===========    ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Courtyard II Associates, L.P. and Subsidiaries
                           December 31, 2001 and 2000

NOTE 1. THE PARTNERSHIP

Description of the Partnership

Courtyard II Associates, L.P. and Subsidiaries ("Associates"), a Delaware limited partnership, was formed December 22, 1995. Substantially all of the assets of Associates were contributed to Associates by Courtyard by Marriott II Limited Partnership (the "Partnership") on January 24, 1996, in connection with the Partnership's refinancing (see Note 5). The managing general partner of Associates is Courtyard II Associates Management Corporation (a wholly-owned subsidiary of the Partnership) with a 1% general partner interest. The remaining partner interests are owned by the Partnership with a 1% general partner interest and a 98% limited partner interest.

CBM Funding Corporation ("CBM Funding") a wholly-owned subsidiary of Associates, was formed on December 29, 1995, to make a mortgage loan to Associates in connection with the refinancing (see Note 5). Associates directly owns 69 Courtyard hotels and the land on which certain of the Hotels, as defined below, are located. One hotel located in Deerfield, Illinois (the "Deerfield Hotel"), is owned by CBM Associates II LLC ("Associates II"). Associates hold a 99% membership interest in Associates II and Courtyard II Associates Management Corporation holds the remaining 1% interest in Associates II, which is reflected as minority interest in the financial statements.

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

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements                                              40 years
Leasehold improvements                                                  40 years
Furniture and equipment                                               4-10 years

Certain property and equipment is pledged to secure the Certificates/Mortgage Loan (see Note 5).

Associates assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties on an individual hotel basis will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value. There was no such adjustment required at December 31, 2001 or 2000.

Deferred Financing Costs

Financing costs are amortized using the straight-line method, which approximates the effective interest rate method, over the remaining life of the respective mortgage debt. At December 31, 2001 and 2000, accumulated amortization related to the Certificates, as defined in Note 5, were $6,551,000 and $5,445,000, respectively.

Cash and Cash Equivalents

Associates considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Restricted Cash

The Partnership was required to establish certain reserves pursuant to the terms of the Certificates/Mortgage Debt as described in Note 5. The balances in those reserves as of December 31 are as follows (in thousands):

                                                         2001            2000
                                                      -----------    -----------
Real estate tax and insurance reserve............     $     6,632    $     6,310
Deposit reserve..................................           4,028             14
                                                      -----------    -----------
                                                      $    10,660    $     6,324
                                                      ===========    ===========

Ground Rent

The land leases include scheduled increases in minimum rents per property. These scheduled rent increases, which are included in minimum lease payments, are being recognized by Associates on a straight-line basis over the lease terms of approximately 80 years. The adjustment included in ground rent expense and Due to Marriott International, Inc. and affiliates to reflect minimum lease payments on a straight-line basis for 2001, 2000 and 1999 totaled $119,000 per year. The related liability is included in Due to MII and affiliates on the accompanying consolidated balance sheets.

Income Taxes

Provision for Federal taxes has not been made in the accompanying consolidated financial statements since Associates does not pay income taxes, but rather, allocates its profits and losses to the individual partners. Significant differences exist between the net income for financial reporting purposes and the net income reported in the Partnership's tax return. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets, differences in the timing of recognition of certain fees and straight-line rent adjustments. As a result of these differences, the excess of the net Partnership liabilities reported in the accompanying consolidated financial statements over the tax basis in the net Partnership liabilities was approximately $12,854,000 and $507,000, respectively as of December 31, 2001 and 2000.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 2001 presentation.

Application of New Accounting Standards

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets SFAS No. 121" to determine when a long-lived asset should be classified as held for sale, among other things. Those criteria specify that the asset must be available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such assets, and the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, within one year. This Statement is effective for fiscal years beginning after December 15, 2001. The Partnership does not believe implementation of the standard will have a material effect on the Partnership.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                     2001                2000
                                                  ---------           ---------
Land ...................................          $  25,541           $  25,541
Leasehold improvements .................            311,190             307,741
Building and improvements ..............            255,971             256,885
Furniture and equipment ................            130,766             127,275
Construction in progress ...............              1,631                  --
                                                  ---------           ---------
                                                    725,099             717,442
Less accumulated depreciation ..........           (306,214)           (278,344)
                                                  ---------           ---------
                                                  $ 418,885           $ 439,098
                                                  =========           =========

NOTE 4. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

                                                                     As of December 31, 2001          As of December 31, 2000
                                                                  ----------------------------     ----------------------------
                                                                                    Estimated                        Estimated
                                                                     Carrying         Fair           Carrying          Fair
                                                                      Amount          Value           Amount           Value
                                                                  -------------  -------------     -------------  -------------
Mortgage debt.................................................    $     321,205  $     335,483     $     339,139  $     349,230
Management fees due to Courtyard Management Corporation.......    $      43,288  $      17,480     $      31,417  $      12,367

The estimated fair value of the mortgage debt is based on the quoted market price at December 31, 2001 and 2000, respectively. Management fees due to the Manager are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.

NOTE 5. MORTGAGE DEBT

On January 24, 1996, the Partnership and Associates completed two refinancings of the existing debt through the private placements of $127.4 million of Senior Notes and $410.2 million of multiclass commercial mortgage pass-through certificates (the "Certificates"), respectively.

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

                                 Initial Certificate             Pass-Through
       Class                           Balance                       Rate
------------------               ------------------           ------------------
     Class A-1                   $       45,500,000                 7.550%
     Class A-2                   $       50,000,000                 6.880%
  Class A-3P & I                 $      129,500,000                 7.080%
    Class A-3IO                      Not Applicable                 0.933%
      Class B                    $       75,000,000                 7.480%
      Class C                    $      100,000,000                 7.860%
      Class D                    $       10,200,000                 8.645%

The Class A-3IO Certificates require payments of interest only based on a notional balance equal to the Class A-3P & I Certificate balance.

The balances of the Certificates were $321.2 million and $339.1 million at December 31, 2001 and 2000, respectively. Principal payments of $17.9 million and $16.6 million of the Certificates were made during 2001 and 2000, respectively. The weighted average interest rate for the Certificates was 7.9% for 2001 and 7.8% for 2000.

The Certificates/Mortgage Loan maturities as of December 31, 2001 are as follows (in thousands):

   2002..................                                         $       19,326
   2003..................                                                 20,827
   2004..................                                                 22,444
   2005..................                                                 24,186
   2006..................                                                 26,064
Thereafter...............                                                208,358
                                                                  --------------
                                                                  $      321,205
                                                                  ==============

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

Pursuant to the terms of the Certificate/Mortgage Loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of MII is downgraded by Standard and Poor's Rating Services which occurred effective April 1, 1997. The real estate tax and insurance reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying balance sheets. The balance in the real estate tax and insurance reserve as of December 31, 2001 and 2000 was $6.6 million and $6.3 million, respectively.

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

Minimum future rental payments during the term of these operating leases are as follows (in thousands):

                                                                 Telephone
    Lease                               Land                Equipment and Other
    Year                               Leases                     Leases
-----------                          -----------          ----------------------
    2002                             $    10,054               $         132
    2003                                  10,348                          96
    2004                                  10,381                          --
    2005                                  10,889                          --
    2006                                  11,207                          --
 Thereafter                            1,839,949                          --
                                     -----------               -------------

                                     $ 1,892,828               $         228
                                     ===========               =============

Total rent expense on land leases was approximately $13,020,000 for 2001, $13,741,000 for 2000 and $13,249,000 for 1999.

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

The priority return to the Partnership, as defined, is 10% for 1999 and thereafter. Operating profit from the Hotels (which reflects the deduction of the base and Courtyard management fees and MII ground rent) will be used to pay the following, in order of priority: (i) debt service on the Senior Notes and Mortgage Loan, (ii) to repay working capital loans to the Manager, (iii) to repay deferred ground rent to affiliates of MII, (iv) to repay ground lease advances to affiliates of MII, (v) the priority return to the Partnership which was 10% of invested capital for 2001, 2000 and 1999, (vi) eighty percent of the remaining operating profit is applied to the payment of current incentive management fees, (vii) to repay advances to the Partnership, (viii) to repay foreclosure avoidance advances to the Manager and (ix) fifty percent of the remaining operating profit to repay deferred management fees to the Manager and fifty percent of remaining operating profit is paid to the Partnership.

During 2001, no deferred incentive management fees were paid. During 2000, $1,878,000 of deferred incentive management fees were paid. Deferred incentive management fees were $13,553,000 and $1,682,000 as of December 31, 2001 and 2000, respectively. The Partnership did not pay down any deferred base management fees during 2001 but paid down $510,000 during 2000. The Partnership did not pay down any deferred Courtyard management fees during 2001 and 2000. Deferred base management fees totaled $7,394,000 as of December 31, 2001 and 2000 and deferred Courtyard management fees totaled $22,341,000 as of December 31, 2001 and 2000.

Chain Services and Marriott's Reward Program

The Manager is required to furnish certain chain services which are generally furnished on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. In addition, the Hotels participate in MII's Marriott Reward Program ("MRP"). The costs of this program are charged to all hotels in the full-service, Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott systems based upon the MRP revenues at each Hotel. Chain services and MRP costs charged to the partnership under the Management Agreement were $13,470,000 in 2001, $14,470,000 in 2000 and
$14,550,000 in 1999.

Working Capital

Associates is required to provide the Manager with working capital to meet the operating needs of the Hotels. The refinancing required certain enhancements to the cash management system of the Manager such that additional working capital may be required for the operation of the Hotels. Therefore, on January 24, 1996, the partnership, Associates and the Manager entered into a working capital maintenance agreement (the "Working Capital Agreement") and advanced $2.5 million to the Manager as additional working capital for the operation of the Hotels. In 1998, this $2.5 million was returned to Associates. Upon termination of the Management Agreement, the working capital will be returned to Associates. As of December 31, 2001 and 2000, the working capital balance was $4,202,000.

The working capital reserve is available for payment of hotel operating expenses in the event that there is a further downgrade in the long-term senior unsecured debt of MII to a level below the rating which was effective April 1, 1997. The obligation to fund the amounts required by the Working Capital Agreement is subordinate to debt service on the Senior Notes and the Mortgage Loan.

Property Improvement Fund

The Management Agreement provides for the establishment of a repairs and equipment reserve (property improvement fund) for the Hotels. The funding of this reserve is based on a percentage of gross Hotel revenues. The contribution to the property improvement fund was originally established at 5% for all Hotels. In connection with the purchase of the limited partnership units by CBM Joint Venture LLC, the contribution percentage was increased to 6.5% as of October 24, 2000.

NOTE 8. ENVIRONMENTAL CONTINGENCY

Based upon a study completed in December 1995, Associates has become aware of environmental contamination at one of the fee-owned properties owned by Associates II, the Deerfield Hotel, caused by the previous use of the site as a landfill and not caused by Associates. The property represents less than 2% of Associates' total assets and revenues as of December 31, 2001 and for the year ended, respectively. Associates is unable to determine the need for remediation, its potential responsibility, if any, for remediation and the extent of Associates' possible liability for any remediation costs. Associates has obtained environmental insurance. There can be no assurance that Associates will not have liability with respect to remediation of contamination at that site. Associates does not believe that any of the environmental matters are likely to have a material adverse effect on its business and operations.

NOTE 9. LITIGATION

The Partnership and the Hotels are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition of results of operations of the Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no directors or officers. The business and policy making functions of the Partnership are carried out through the managers and executive officers of CBM Two LLC, the General Partner, who are listed below:

                                                                                Age at
       Name                           Current Position                     December 31, 2001
-----------------------        --------------------------------------      -----------------
Robert E. Parsons, Jr.         President and Manager                               46
W. Edward Walter               Executive Vice President and Treasurer              46

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

W. Edward Walter joined Host Marriott in 1996 as Senior Vice President for Acquisitions, and was elected Treasurer in 1998, Executive Vice President in May 2000, and Chief Operating Officer in 2001. He also serves as a director, manager and officer of numerous Host Marriott subsidiaries. Prior to joining Host Marriott, Mr. Walter was a partner at Trammell Crow Residential Company and President of Bailey Capital Corporation, a real estate firm focusing on tax exempt real estate investments.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the Management Agreement described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and managers of the General Partner are not required to devote their full time to the performance of such duties. No officer or manager of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or manager does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. For the fiscal years ending December 31, 2001, 2000 and 1999, the Partnership reimbursed CBM Two or CBM Two LLC in the amount of $102,000, $90,000 and $179,000, respectively, for the cost of providing all administrative and other services as general partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13, "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2001, CBM Joint Venture LLC, which is a joint venture among Host Marriott, L.P., Rockledge, and Marriott International, Inc. through their wholly owned subsidiaries owned 100% of the 1,470 limited partnership Units. The Joint Venture acquired the Units as part of the Settlement Agreement entered into to resolve litigation filed by limited partners against Host Marriott, MII and several of their subsidiaries. The General Partner, a wholly owned subsidiary of the Joint Venture described above, owns a total of 21.5 Units representing a 1.39% limited partnership interest in the Partnership.

The executive officers and managers of the General Partner, Host Marriott, MII and their respective affiliates do not own any units as of December 31, 2001.

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

            (3)   Exhibits

  Exhibit
   Number                                   Description
--------------          --------------------------------------------------------

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

      3.9 By-laws of Funding (Incorporated by reference herein to Exhibit 3.4 to Associates Form S-4 filed with the Commission on March 14, 1996.)

      3.10 Second Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated December 28, 1998 (Filed with Partnership's Form 10-K for the year ended December 31, 2000.)

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

     *10.29 Assignment of Loan Documents dated as of January 24, 1996 by Funding to the CMBS Trustee.

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

      12.1              Ratio of Earnings of Fixed Changes

     *21.1              Subsidiaries of the Partnership

      99                Confirmation on Receipt of Assurances from Arthur
                        Andersen LLP
----------

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

      (b)   Reports on 8-K

            None.

                                                                      SCHEDULE I
                                                                     Page 1 of 4

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                           December 31, 2001 and 2000

                                 (in thousands)

                                                                       2001            2000
                                                                    ---------       ---------
                                     ASSETS

Investments in restricted subsidiaries .......................      $ 106,424       $ 107,114
Other assets .................................................          2,900           3,355
Restricted cash ..............................................         11,875          12,091
Cash and cash equivalents ....................................            598           1,756
                                                                    ---------       ---------

       Total Assets ..........................................      $ 121,797       $ 124,316
                                                                    =========       =========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
   Debt ......................................................      $ 127,400       $ 127,400
   Accounts payable and accrued expenses .....................          6,167           6,161
                                                                    ---------       ---------

       Total liabilities .....................................        133,567         133,561
                                                                    ---------       ---------

PARTNERS' CAPITAL (DEFICIT)
   General Partner
     Capital contribution ....................................         11,356          11,356
     Cumulative net losses ...................................           (904)         (1,669)
     Capital distributions ...................................         (1,145)           (278)
                                                                    ---------       ---------
                                                                        9,307           9,409
                                                                    ---------       ---------

   Limited Partners
     Capital contributions, net of offering costs of $17,189 .        130,014         130,014
     Cumulative net losses ...................................        (17,178)        (31,710)
     Capital distributions ...................................       (133,760)       (116,805)
     Investor notes receivable ...............................           (153)           (153)
                                                                    ---------       ---------
                                                                      (21,077)        (18,654)
                                                                    ---------       ---------

       Total Partners' Deficit ...............................        (11,770)         (9,245)
                                                                    ---------       ---------

                                                                    $ 121,797       $ 124,316
                                                                    =========       =========

   The Notes to Consolidated Financial Statements of Courtyard by Marriott II
         Limited Partnership are an integral part of these statements.

                                                                      SCHEDULE I
                                                                     Page 2 of 4

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 2001, 2000 and 1999

                                 (in thousands)

                                                                         2001           2000            1999
                                                                     -----------     -----------    -----------
Revenues.........................................................    $        --     $        --    $        --
Operating costs and expenses.....................................             --              --             --
                                                                     -----------     -----------    -----------
Operating profit before Partnership expenses and interest........             --              --             --
Interest income..................................................            417             709            588
Interest expense.................................................        (14,162)        (14,172)       (14,170)
Partnership expense..............................................           (624)         (1,732)        (1,299)
                                                                     ------------    ------------   ------------
Loss before equity in earnings of restricted subsidiaries........        (14,369)        (15,195)       (14,881)
Equity in earnings of restricted subsidiaries....................         29,666          36,160         32,719
                                                                     -----------     -----------    -----------

     Net income..................................................    $    15,297     $    20,965    $    17,838
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

                                                                      SCHEDULE I
                                                                     Page 3 of 4

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2001, 2000 and 1999

                                 (in thousands)

                                                                              2001           2000            1999
                                                                          -----------     -----------    -----------
Cash used in operations...............................................    $   (13,681)    $   (15,448)   $   (13,640)

INVESTING ACTIVITIES
   Dividends from restricted subsidiaries, net........................         30,345          30,728         18,357
   Change in working capital reserve..................................             --              --            (53)
                                                                          -----------     -----------    -----------

       Cash provided by investing activities..........................         30,345          30,728         18,304
                                                                          -----------     -----------    -----------

FINANCING ACTIVITIES
   Capital distributions..............................................        (17,822)        (16,338)        (8,820)
   Capital contributions..............................................             --           1,000             --
                                                                          -----------     -----------    -----------

       Cash used in financing activities..............................        (17,822)        (15,338)        (8,820)
                                                                          -----------     -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS.................................         (1,158)            (58)        (4,156)

CASH AND CASH EQUIVALENTS at beginning of year........................          1,756           1,814          5,970
                                                                          -----------     -----------    -----------

CASH AND CASH EQUIVALENTS at end of year..............................    $       598     $     1,756    $     1,814
                                                                          ===========     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest on debt.................................    $    13,695     $    13,696    $    13,705
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

                                                                      SCHEDULE I
                                                                     Page 4 of 4

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

A) The accompanying condensed financial information of Courtyard by Marriott II Limited Partnership (the "Partnership") presents the financial position, results of operations and cash flows of the Partnership with the investment in, and operations of, consolidated subsidiaries with restricted net assets accounted for using the equity method of accounting.

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

      In connection with Host Marriott Corporation's conversion to a REIT, a change of control occurred when Host Marriott Corporation ceased to own, directly or indirectly, all of the outstanding equity interest of the sole general partner of the Partnership. Although such a change of control has occurred, Host Marriott Corporation continues to own, indirectly, a substantial majority of the economic interest in CBM Two LLC, the current General Partner of the Partnership and, through Host Marriot, L.P., has certain voting rights with respect to CBM Two LLC. A change of control occurred again in 2000 in conjunction with the settlement agreement and subsequent purchase by CBM Joint Venture LLC of all the partnership units.

      The changes in control described above resulted in a "Change in Control" under the indenture governing the Senior Notes. As a result, in accordance with the terms of the indenture, Host Marriott, L.P. commenced a tender offer for the Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon. The first tender offer expired on February 12, 1999 with no Senior Notes tendered. The second tender offer was completed on January 26, 2001 and approximately $11.6 million Senior Notes were purchased, representing approximately 9% of the outstanding notes. The notes, which were purchased by the Joint Venture, were resold on March 27, 2001.

C) The accompanying statement of operations reflect the equity in earnings of restricted subsidiaries after elimination of interest expense (see Note
      B).

                                  SCHEDULE III

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001
                                 (in thousands)

                                  Initial Costs                                           Gross Amount at December 31, 2001
                             ----------------------                             ------------------------------------------------
                                                               Subsequent                 Leasehold,
                                                Buildings &       Costs                   Buildings &               Accumulated
Description        Encumbrances       Land      Improvements   Capitalized      Land      Improvements     Total    Depreciation
-----------        ------------    ----------   ------------   -----------     -------    ------------   ---------  ------------
70 Courtyard by
Marriott Hotels      $355,781       $25,392       $493,565       $73,745       $25,541      $567,161      $592,702    $198,763
                     ========       =======       ========       =======       =======      ========      ========    ========

                     Date of
                  Completion of            Date         Depreciation
                   Construction          Acquired           Life
                   ------------          --------           ----

70 Courtyard by      1987-1990          1987-1990        40 years
Marriott Hotels

Notes:
-----
                                                                             1999              2000             2001
                                                                         -------------    -------------     -------------
(a)  Reconciliation of Real Estate:
     Balance at beginning of year....................................    $     567,776    $     577,504     $     588,218
     Capital Expenditures............................................            9,740           10,751             4,489
     Dispositions/reclassifications..................................              (12)             (37)               (5)
                                                                         -------------    -------------     -------------
     Balance at end of year..........................................    $     577,504    $     588,218     $     592,702
                                                                         =============    =============     =============

(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of year....................................    $     145,070          161,980           180,451
     Depreciation....................................................           16,910           18,471            18,312
                                                                         -------------    -------------     -------------
     Balance at end of year..........................................    $     161,980    $     180,451     $     198,763
                                                                         =============    =============     =============

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $577.4 million at December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of March 2002.

                                    COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

                                    By: CBM TWO LLC
                                        General Partner

                                        /s/ Mathew J. Whelan
                                        ------------------------------------
                                        Mathew J. Whelan
                                        Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature                             Title
---------                             -----
                                      (CBM TWO LLC)

/s/ Robert E. Parsons, Jr.            President and Manager
------------------------------
Robert E. Parsons, Jr.

/s/ W. Edward Walter                  Executive Vice President
------------------------------
W. Edward Walter

/s/ John A. Carnella                  Treasurer
------------------------------
John A. Carnella

/s/ Mathew J. Whelan                  Vice President (Chief Accounting Officer)
------------------------------
Mathew J. Whelan