Form 10-Q
period 2002-03-22
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 2002-05-06
CIK 832179

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

For the Quarter Ended March 22, 2002                 Commission File No. 0-16728

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                               10400 Fernwood Road
                             Bethesda, MD 20817-1109
                                 (301) 380-9000

               Delaware                              52-1533559
------------------------------------   -----------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____.

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
                                                                                    --------
PART I - FINANCIAL INFORMATION (Unaudited)

         Condensed Consolidated Balance Sheets
            March 22, 2002 and December 31, 2001 ...............................    1

         Condensed Consolidated Statements of Operations
            Twelve Weeks Ended March 22, 2002 and March 23, 2001 ...............    2

         Condensed Consolidated Statements of Cash Flows
            Twelve Weeks Ended March 22, 2002 and March 23, 2001 ...............    3

         Notes to Condensed Consolidated Financial Statements ..................    4

         Management's Discussion and Analysis of Financial
            Condition and Results of Operations ................................    5

         Quantitative and Qualitative Disclosures about Market Risk ............    6

PART II - OTHER INFORMATION

         Legal Proceedings .....................................................    7

                  Courtyard by Marriott II Limited Partnership
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                                    March 22,      December 31,
                                                                                      2002            2001
                                                                                  -------------    ------------
                                                                                   (Unaudited)
                                     ASSETS
   Property and equipment, net .................................................  $     413,897    $   418,885
   Deferred financing costs, net of accumulated amortization ...................          9,184          9,547
   Due from Courtyard Management Corporation ...................................          8,718          9,117
   Other assets ................................................................             11             --
   Property improvement fund ...................................................         33,310         30,513
   Restricted cash .............................................................         24,923         22,535
   Cash and cash equivalents ...................................................          3,981         10,489
                                                                                  -------------    -----------

                                                                                  $     494,024    $   501,086
                                                                                  =============    ===========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES

   Debt ........................................................................  $     445,483    $   448,605
   Management fees due to Courtyard Management Corporation .....................         45,487         43,288
   Due to Marriott International, Inc. and affiliates ..........................          8,547          8,574
   Accounts payable and accrued liabilities ....................................          9,576         12,389
                                                                                  -------------    -----------

         Total Liabilities .....................................................        509,093        512,856
                                                                                  -------------    -----------

PARTNERS' CAPITAL (DEFICIT)
   General Partner .............................................................          9,142          9,307
   Limited Partners ............................................................        (24,211)       (21,077)
                                                                                  -------------    -----------

         Total Partners' Deficit ...............................................        (15,069)       (11,770)
                                                                                  -------------    -----------

                                                                                  $     494,024    $   501,086
                                                                                  =============    ===========

            See Notes to Condensed Consolidated Financial Statements.

                  Courtyard by Marriott II LIMITED Partnership
                 Condensed CONSOLIDATED Statements of Operations
           (Unaudited, in thousands, except Unit and Per Unit Amounts)

                                                                                           Twelve Weeks Ended
                                                                                         March 22,    March 23,
                                                                                           2002         2001
                                                                                      -------------  ---------
REVENUES
   Rooms                                                                              $      52,209  $  63,450
   Food and beverage                                                                          3,336      3,960
   Other                                                                                      1,330      1,966
                                                                                      -------------  ---------
       Total revenues                                                                        56,875     69,376
                                                                                      -------------  ---------

OPERATING COSTS AND EXPENSES
   Rooms                                                                                     11,767     13,999
   Food and beverage                                                                          2,817      3,578
   Department costs and expenses                                                                449        450
   Selling, administrative and other                                                         14,351     16,792
   Depreciation                                                                               6,137      6,515
   Ground rent, taxes and other                                                               6,358      6,586
   Base and Courtyard management fees                                                         3,413      4,163
   Incentive management fee                                                                   2,199      2,954
                                                                                      -------------  ---------

OPERATING PROFIT                                                                              9,384     14,339
   Interest expense                                                                          (9,138)    (9,526)
   Interest income                                                                              106        331
                                                                                      -------------  ---------

NET INCOME                                                                            $         352  $   5,144
                                                                                      =============  =========

ALLOCATION OF NET INCOME
   General Partner                                                                    $          18  $     257
   Limited Partners                                                                             334      4,887
                                                                                      -------------  ---------
                                                                                      $         352  $   5,144
                                                                                      =============  =========

NET INCOME PER LIMITED PARTNER UNIT (1,470 Units)                                     $         227  $   3,324
                                                                                      =============  =========

            See Notes to Condensed Consolidated Financial Statements.

                  Courtyard by Marriott II Limited Partnership
                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)

                                                                   Twelve Weeks Ended
                                                               March 22,         March 23,
                                                                 2002              2001
                                                             -------------    --------------
OPERATING ACTIVITIES
   Net income ............................................   $         352    $        5,144
   Depreciation expense ..................................           6,137             6,515
   Loss on disposition of fixed assets ...................              --                 1
   Amortization of deferred financing fees ...............             363               363
   Changes in operating accounts .........................          (2,651)          (10,225)
                                                             --------------   --------------

         Cash provided by operating activities ...........           4,201             1,798
                                                             -------------    --------------

INVESTING ACTIVITIES
   Additions to property and equipment, net ..............          (1,149)             (879)
   Change in property improvement funds ..................          (2,797)           (4,355)
                                                             -------------    --------------

         Cash used in investing activities ...............          (3,946)           (5,234)
                                                             -------------    --------------

FINANCING ACTIVITIES
   Repayments of debt ....................................          (3,122)           (2,897)
   Deferred financing costs ..............................              --               (66)
   Change in debt service reserve ........................              10               138
   Capital distributions .................................          (3,651)           (6,204)
                                                             -------------    --------------

         Cash used in financing activities ...............          (6,763)           (9,029)
                                                             -------------    --------------

DECREASE IN CASH AND CASH EQUIVALENTS ....................          (6,508)          (12,465)

CASH AND CASH EQUIVALENTS at beginning of period .........          10,489            13,511
                                                             -------------    --------------

CASH AND CASH EQUIVALENTS at end of period ...............   $       3,981    $        1,046
                                                             =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage and other interest .............   $      11,059    $       11,263
                                                             =============    ==============


            See Notes to Condensed Consolidated Financial Statements.

                  Courtyard by Marriott II Limited Partnership
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Organization

Courtyard by Marriott II Limited Partnership, a Delaware limited partnership, owns 70 Courtyard by Marriott hotels located in 29 states within the contiguous United States. The hotels are operated under a management agreement by a subsidiary of Marriott International (the "Manager").

2.       Summary of Significant Accounting Policies

The accompanying unaudited, condensed consolidated financial statements have been prepared by the partnership. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. The partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed consolidated financial statements should be read in conjunction with the partnership's consolidated financial statements and notes thereto included in the partnership's Form 10-K for the year ended December 31, 2001.

In the opinion of the partnership, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the partnership as of March 22, 2002, and the results of its operations and cash flows for the twelve weeks ended March 22, 2002 and March 23, 2001. Interim results are not necessarily indicative of full year performance because of seasonal and short-term variations.

Certain reclassifications were made to the prior year financial statements to conform to the 2002 presentation.

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

3.       Insurance

Due to the changes in the insurance markets arising prior to September 11, 2001 and the effects of the terrorist attacks on September 11, 2001, it has become more difficult and more expensive to obtain insurance. The partnership's property insurance policy reached the end of its term on April 1, 2002 and the carrier has notified the partnership that it does not intend to renew the existing policy when it expires at the end of the extension period on May 7, 2002. For the period from April 1, 2002 to May 7, 2002 a carrier that is rated A+ by A.M. Best provides the partnership's insurance. This carrier is not rated by Standard & Poors as required by the mortgage debt and the partnership has notified the lender accordingly. The Manager is in the process of renewing the partnership's property insurance coverage and intends as part of that process to attempt to obtain coverage from a carrier or carriers that are appropriately rated by S&P. If the partnership is unable to obtain insurance that complies with the debt covenants or if the partnership is unable to amend the loan documents it could have a material adverse effect on the partnership's business.

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

RESULTS OF OPERATIONS

Revenues. Total revenues for the first quarter of 2002 decreased $12.5 million, or 18% to $56.9 million compared to the same period in 2001. This includes a decline in rooms' revenues of $11.2 million, or 18%, to $52.2 million for the first quarter of 2002 when compared to the same period in 2001. The decrease is due to a decrease in revenue per available room ("RevPAR") of 18%, or $12.95, which reflects a decrease in occupancy of 8.7 percentage points and a decrease in room rates of 7%, or $6.70. The results reflect the continued demand weakness in the lodging industry. Additionally, lower room rates at full service hotels have caused increased competition for the limited service segment.

Property level costs and expenses. Property level costs and expenses, which includes rooms, food and beverage, department costs and expenses and selling, administration, and other expenses, declined $5.4 million, or 16%, for the first quarter of 2002 when compared to the same period in 2001. The decrease is primarily due to a decline in controllable expenses as a result of cost-cutting efforts implemented at the hotels in response to the decrease in occupancy. These efforts include a reduction in wages at the properties of $2.1 million. For the first quarters of 2002 and 2001, property-level costs represented 52% and 50% of hotel revenues, respectively.

Base and Courtyard management fees. Base and Courtyard management fees declined $.8 million, or 18%, for the first quarter of 2002 when compared to the first quarter of 2001. The decrease in management fees, which are calculated as a percentage of total hotel revenues, is consistent with the decline in hotel revenues.

Incentive Management Fees. Incentive management fees have decreased by $.8 million, or 26%, for the first quarter of 2002 when compared to the same period in 2001 as a result of decreased hotel revenues.

Operating Profit. For the first quarter of 2002, operating profit decreased $5.0 million, or 35%, to $9.4 million compared to the first quarter of 2001. Operating profit represented 16.5% and 20.7% of revenues for the first quarters of 2002 and 2001, respectively.

Interest Expense. Interest expense decreased $.4 million, or 4% for the first quarter of 2002, when compared to the same period in 2001 as a result of principal amortization on the debt.

Net Income. Net income decreased $4.8 million to $.4 million for the first quarter of 2002 when compared to the first quarter of 2001 as a result of the items discussed above.

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

Cash provided by operations for the first quarter of 2002 was $4.2 million compared to $1.8 million for the first quarter of 2001. The increase in cash provided by operations is due to a decrease in cash deposited into the restricted cash reserves, which was partially offset by a decrease in operating cash as a result of declining operations at the hotels.

Cash used in investing activities was $3.9 million and $5.2 million for the first quarters of 2002 and 2001, respectively. Cash used in investing activities for the first quarter of 2002 includes capital expenditures of $1.1 million, primarily related to renovations and replacements of furniture, fixtures and equipment at the partnership's hotels as compared to $.9 million in the first quarter of 2001. The property improvement fund increased $2.8 million for the first quarter of 2002 as compared to an increase of $4.4 million for the comparable period in 2001. Contributions to the property improvement fund were $3.7 million and $4.5 million for the first quarters of 2002 and 2001, respectively.

Cash used in financing activities was $6.8 million and $9.0 million for first quarter 2002 and 2001, respectively. The partnership repaid $3.1 million and $2.9 million, respectively, of principal on the commercial mortgage-backed securities during the first quarters of 2002 and 2001. Cash used in financing activities included $3.7 million of cash distributions to the limited partners during the first quarter of 2002 as compared to $6.2 million during the first quarter of 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the partnership does not hold any financial instruments for trading purposes. As of March 22, 2002, all of the partnership's debt is fixed rate.

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

                                    COURTYARD BY MARRIOTT II
                                    LIMITED PARTNERSHIP

                                    By:    CBM TWO LLC
                                           General Partner



          May 6, 2002               By:    /s/ Mathew J. Whelan
                                           ----------------------------------
                                           Mathew J. Whelan
                                           Vice President (Chief Accounting
                                             Officer)