Form 10-Q
period 2002-06-14
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 2002-07-29
CIK 832179

================================================================================

                       Securities and Exchange Commission


                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 14, 2002

                                       OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-16728


                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                               10400 Fernwood Road
                             Bethesda, MD 20817-1109
                                 (301) 380-9000

          Delaware                                   52-1533559
-----------------------------       --------------------------------------------
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

                                TABLE OF CONTENTS
                                -----------------

                                                                                       Page No.
                                                                                       --------
PART I - FINANCIAL INFORMATION (Unaudited)


         Condensed Consolidated Balance Sheets
            June 14, 2002 and December 31, 2001 ....................................       1

         Condensed Consolidated Statements of Operations
            Twelve and Twenty-four Weeks Ended June 14, 2002 and June 15, 2001 .....       2

         Condensed Consolidated Statements of Cash Flows
            Twenty-four Weeks Ended June 14, 2002 and June 15, 2001 ................       3

         Notes to Condensed Consolidated Financial Statements ......................       4

         Management's Discussion and Analysis of Financial
            Condition and Results of Operations ....................................       5

         Quantitative and Qualitative Disclosures about Market Risk ................       7


PART II - OTHER INFORMATION

         Legal Proceedings .........................................................       7

                  Courtyard by Marriott II Limited Partnership
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                         June 14,   December 31,
                                                                          2002          2001
                                                                        ---------     ---------
                                                                       (Unaudited)
                                     ASSETS

   Property and equipment, net .....................................    $ 408,916     $ 418,885
   Deferred financing costs, net of accumulated amortization .......        8,822         9,547
   Due from Courtyard Management Corporation .......................        8,174         9,117
   Prepaid insurance ...............................................            3            --
   Property improvement fund .......................................       36,645        30,513
   Restricted cash .................................................       26,557        22,535
   Cash and cash equivalents .......................................        5,363        10,489
                                                                        ---------     ---------

                                                                        $ 494,480     $ 501,086
                                                                        =========     =========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES

   Debt ............................................................    $ 440,727     $ 448,605
   Management fees due to Courtyard Management Corporation .........       48,115        43,288
   Due to Marriott International, Inc. and affiliates ..............        8,519         8,574
   Accounts payable and accrued liabilities ........................       12,799        12,389
                                                                        ---------     ---------

         Total Liabilities .........................................      510,160       512,856
                                                                        ---------     ---------

PARTNERS' CAPITAL (DEFICIT)
   General Partner .................................................        9,111         9,307
   Limited Partners ................................................      (24,791)      (21,077)
                                                                        ---------     ---------

         Total Partners' Deficit ...................................      (15,680)      (11,770)
                                                                        ---------     ---------

                                                                        $ 494,480     $ 501,086
                                                                        =========     =========




            See Notes to Condensed Consolidated Financial Statements.

                  Courtyard by Marriott II Limited Partnership
                 Condensed Consolidated Statements of Operations
           (Unaudited, in thousands, except Unit and Per Unit Amounts)

                                                Twelve Weeks Ended       Twenty-four Weeks Ended
                                              June 14,      June 15,      June 14,      June 15,
                                                2002          2001          2002          2001
                                             ---------     ---------     ---------     ---------
REVENUES
   Rooms ...............................     $  57,527     $  65,040     $ 109,736     $ 128,490
   Food and beverage ...................         3,656         3,958         6,991         7,918
   Other ...............................         1,264         1,949         2,595         3,915
                                             ---------     ---------     ---------     ---------
       Total revenues ..................        62,447        70,947       119,322       140,323
                                             ---------     ---------     ---------     ---------

OPERATING COSTS AND EXPENSES
   Rooms ...............................        12,726        14,064        24,493        28,063
   Food and beverage ...................         2,953         3,578         5,770         7,156
   Department costs and expenses .......           599           664         1,048         1,114
   Selling, administrative and other            15,051        16,450        29,402        33,242
   Depreciation ........................         6,003         6,530        12,140        13,045
   Ground rent, taxes and other ........         6,464         6,703        12,822        13,289
   Base and Courtyard management fee ...         3,746         4,256         7,159         8,419
   Incentive management fee ............         2,628         3,235         4,827         6,189
                                             ---------     ---------     ---------     ---------

OPERATING PROFIT .......................        12,277        15,467        21,661        29,806
   Interest expense ....................        (9,284)       (9,582)      (18,422)      (19,108)
   Interest income .....................           127           370           233           701
                                             ---------     ---------     ---------     ---------

NET INCOME .............................     $   3,120     $   6,255     $   3,472     $  11,399
                                             =========     =========     =========     =========

ALLOCATION OF NET INCOME
   General Partner .....................     $     156     $     313     $     174     $     570
   Limited Partners ....................         2,964         5,942         3,298        10,829
                                             ---------     ---------     ---------     ---------
                                             $   3,120     $   6,255     $   3,472     $  11,399
                                             =========     =========     =========     =========

NET INCOME PER LIMITED PARTNER
   UNIT (1,470 Units) ..................     $   2,016     $   4,042     $   2,244     $   7,367
                                             =========     =========     =========     =========



            See Notes to Condensed Consolidated Financial Statements.

                  Courtyard by Marriott II Limited Partnership
                 Condensed Consolidated Statements of Cash Flows
                            (Unaudited, in thousands)

                                                       Twenty-four Weeks Ended
                                                        June 14,     June 15,
                                                          2002         2001
                                                        --------     --------
OPERATING ACTIVITIES
   Net income ......................................    $  3,472     $ 11,399
   Depreciation expense ............................      12,140       13,045
   Gain on disposition of fixed assets .............          --           (4)
   Amortization of deferred financing fees .........         725          728
   Changes in operating accounts ...................       2,090       (4,684)
                                                        --------     --------

         Cash provided by operating activities .....      18,427       20,484
                                                        --------     --------

INVESTING ACTIVITIES
   Additions to property and equipment, net ........      (2,171)      (1,798)
   Change in property improvement funds ............      (6,132)      (7,929)
                                                        --------     --------

         Cash used in investing activities .........      (8,303)      (9,727)
                                                        --------     --------

FINANCING ACTIVITIES
   Repayments of debt ..............................      (7,878)      (7,310)
   Change in debt service reserve ..................          10           --
   Capital distributions ...........................      (7,382)      (9,936)
                                                        --------     --------

         Cash used in financing activities .........     (15,250)     (17,246)
                                                        --------     --------

DECREASE IN CASH AND CASH EQUIVALENTS ..............      (5,126)      (6,489)

CASH AND CASH EQUIVALENTS at beginning of period ...      10,489       13,511
                                                        --------     --------

CASH AND CASH EQUIVALENTS at end of period .........    $  5,363     $  7,022
                                                        ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage and other interest .......    $ 17,305     $ 18,933
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

In the opinion of the partnership, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the partnership as of June 14, 2002, and the results of its operations for the twelve and twenty-four weeks ended June 14, 2002 and June 15, 2001 and cash flows for the twenty-four weeks ended June 14, 2002 and June 15, 2001. Interim results are not necessarily indicative of full year performance because of seasonal and short-term variations.

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

3.   Amounts Paid to the General Partner and Marriott International, Inc.

The chart below summarizes amounts paid to the general partner and Marriott International, Inc. for the twenty-four weeks ended June 14, 2002 and June 15, 2001 (in thousands):

                                                       2002       2001
                                                     -------    -------
Marriott International, Inc.:
   Incentive management fee .....................    $    --    $ 2,040
   Base management fee ..........................      4,176      4,911
   Chain services and Marriott Rewards Program ..      3,743      4,238
   Courtyard by Marriott system fee .............      2,983      3,508
   Marketing fund contribution ..................      2,488      2,981
                                                     -------    -------
                                                     $13,390    $17,678
                                                     =======    =======
General Partner:
   Administrative expenses reimbursed ...........    $   349    $     7
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

RESULTS OF OPERATIONS

Revenues. Total hotel revenues for the twelve weeks ended June 14, 2002 decreased $8.5 million, or 12%, to $62.4 million compared to the same period in 2001. For the twenty-four weeks ended June 14, 2002, total hotel revenues decreased $21 million, or 15%, to $119.3 million compared to the twenty-four weeks ended June 15, 2001. The decrease in hotel revenues for both the second quarter of 2002 and year-to-date 2002 is due to a decrease in rooms' revenues. The decrease in year-to-date rooms' revenue was driven by a decline in revenue per available room ("RevPAR") of $10.80 or, 14.6%, which reflects a decrease in occupancy of 6.1 percentage points and a decrease in average room rates of $6.98, or 7.1%. The results reflect the continued demand weakness in the lodging industry. Additionally, lower room rates at full service hotels have caused increased competition for the limited service segment.

Property level costs and expenses. Property-level costs and expenses which includes rooms, food and beverage, department costs and expenses and selling, administration, and other expenses, declined $3.4 million, or 10%, to $31.3 million for the second quarter of 2002 compared to the second quarter of 2001. For the twenty-four weeks ended June 14, 2002, property-level costs and expenses decreased $8.9 million to $60.7 million from the same period in 2001. The decrease is due to a decline in controllable expenses as a result of cost-cutting efforts implemented at the hotels in response to the decrease in occupancy. These efforts include a reduction in wages at the properties of $3.1 million. However, our ability to achieve significant additional reductions in variable costs is limited and as a result, we believe we will continue to see a decline in margins over the prior year. As a percentage of hotel revenues, property-level costs and expenses represented approximately 50% and 49% of hotel revenues for the second quarter of 2002 and 2001 respectively. Year-to-date, property-level costs and expenses represented 51% and 50% of hotel revenues for 2002 and 2001 respectively.

Base and Courtyard management fees. Base and Courtyard management fees declined $510,000, or 12%, for the second quarter of 2002 versus the second quarter of 2001, and decreased $1.3 million, or 15%, year-to-date. The decrease in management fees, which are calculated as a percentage of total hotel revenues, is consistent with the decline in hotel revenues.

Incentive Management Fees. Incentive management fees decreased by $607,000, or 19%, for the second quarter of 2002 versus the second quarter of 2001, and decreased $1.4 million, or 22%, year-to-date. This is a result of decreased hotel revenues.

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating Profit. Operating profit for second quarter 2002 decreased by $3.2 million compared to second quarter 2001. Year-to-date, operating profit decreased $8.1 million to $21.7 million when compared to the same period in 2001. Operating profit represented 20% of total revenues for the second quarter of 2002 and 22% for the second quarter of 2001. Year-to-date, operating profit represented 18% and 21% of hotel revenues for 2002 and 2001, respectively.

Interest Expense. Interest expense decreased $298,000, or 3.1%, for the second quarter of 2002 versus the second quarter of 2001, and decreased $686,000, or 3.6%, year-to-date. The decreases for both periods are the result of principal amortization on the debt.

Net Income. Net income for the second quarter 2002 decreased by $3.1 million to $3.1 million when compared to the same period in 2001. Year-to-date, net income decreased $7.9 million to $3.5 million, as a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The partnership's liquidity has been historically funded through loan agreements with independent financial institutions and by cash from our operations. As a result of the events of September 11 and the slowly recovering economy the results of operations from the properties have decreased significantly over prior year levels. Based on the current forecast of full year results, it appears that there will be sufficient cash from operations to make the required debt service, however we may not have sufficient cash from operations to complete all the planned owner funded capital expenditures for the remainder of 2002. The partnership does have $5.4 million of cash as of June 14, 2002, which could be used either to fund capital expenditures or to make distributions to the partners. If the economy experiences further declines, we expect that operations may continue to be adversely affected. Also, we believe that delays in completing the planned capital expenditures could result in greater future costs for the partnership. Although the General Partner believes that the expectations reflected in these forward looking statements are based upon reasonable assumptions, we can give no assurance that actual results will reflect these statements or that the results will not deviate materially.

Principal Sources and Uses of Cash

The partnership's principal source of cash is from operations. Its principal uses of cash are to make debt service payments, make payments to the property improvement fund and to make distributions to the limited partners.

Cash provided by operations for the first two quarters of 2002 was $18.4 million compared to $20.5 million for the first two quarters of 2001. The decrease in cash provided by operations is due to a decrease in net income, partially offset by an increase in deferred incentive management fees.

Cash used in investing activities was $8.3 million and $9.7 million for the first two quarters of 2002 and 2001, respectively. Cash used in investing activities for the first two quarters of 2002 includes capital expenditures of $2.2 million, primarily related to renovations and replacements of furniture, fixtures and equipment at the partnership's hotels as compared to $1.8 million in the first two quarters of 2001. The property improvement fund increased by $6.1 million for the twenty-four weeks ended June 14, 2002 compared to $7.9 million for the twenty-four weeks ended June 15, 2001.

Cash used in financing activities was $15.3 million and $17.2 million for the first two quarters of 2002 and 2001, respectively. The partnership repaid $7.9 million and $7.3 million, respectively, of principal on the commercial mortgage-backed securities during the first two quarters of 2002 and 2001. Cash used in financing activities

                  COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


included $7.4 million of cash distributions to the limited partners during the first two quarters of 2002 compared to $10 million during the first two quarters of 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the partnership does not hold any financial instruments for trading purposes. As of June 14, 2002, all of the partnership's debt is fixed rate.



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

                                   COURTYARD BY MARRIOTT II
                                   LIMITED PARTNERSHIP

                                   By:  CBM TWO LLC
                                        General Partner




     July 29, 2002                 By:  /s/ Mathew J. Whelan
                                        ----------------------------------------
                                        Mathew J. Whelan
                                        Vice President