Form 10-Q
period 2002-09-06
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 2002-10-22
CIK 832179

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 6, 2002.

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-16728

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1533559
(State of Incorporation)	(I.R.S. Employer Identification No.)

6903 Rockledge Drive, Suite 1500, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000
(Registrant’s telephone number, including area code)

10400 Fernwood Road, Bethesda, Maryland 20817
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate the number of units outstanding as of the latest practicable date.

The registrant had 1,470 units of its common limited partnership units outstanding as of October 15, 2002.

INDEX

PART I.    FINANCIAL INFORMATION

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 6, 2002	December 31, 2001
	(Unaudited)
ASSETS

Property and equipment, net	$404,661	$418,885
Deferred financing costs, net of accumulated amortization	8,459	9,547
Due from Courtyard Management Corporation	8,888	9,117
Other assets	11	—
Property improvement fund	39,093	30,513
Restricted cash	24,837	22,535
Cash and cash equivalents	2,789	10,489

	$488,738	$501,086

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

LIABILITIES
Debt	$435,882	$448,605
Management fees due to Courtyard Management Corporation	50,393	43,288
Due to Marriott International, Inc. and affiliates	8,491	8,574
Accounts payable and accrued liabilities	10,645	12,389

Total Liabilities	505,411	512,856

PARTNERS’ CAPITAL (DEFICIT)
General Partner	9,061	9,307
Limited Partners	(25,734)	(21,077)

Total Partners’ Deficit	(16,673)	(11,770)

	$488,738	$501,086

See Notes to Condensed Consolidated Financial Statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except Unit and Per Unit Amounts)

	Twelve Weeks Ended		Thirty-Six Weeks Ended
	September 6, 2002	September 7, 2001	September 6, 2002	September 7, 2001
REVENUES
Rooms	$55,372	$60,547	$165,108	$189,037
Food and beverage	3,378	3,632	10,369	11,550
Other	1,260	2,082	3,855	5,997

Total revenues	60,010	66,261	179,332	206,584

OPERATING COSTS AND EXPENSES
Rooms	12,684	13,605	37,177	41,668
Food and beverage	2,866	3,306	8,636	10,462
Other property-level costs and expenses	552	417	1,600	1,531
Selling, administrative and other	15,215	15,752	44,617	48,994
Depreciation	5,934	6,443	18,074	19,488
Ground rent	2,884	3,104	8,552	9,433
Property taxes	2,821	2,704	8,459	8,373
Partnership administration	284	78	779	351
Insurance and other	546	384	1,567	1,402
Base and Courtyard management fees	3,601	3,976	10,760	12,395
Incentive management fee	2,278	2,854	7,105	9,043

OPERATING PROFIT	10,345	13,638	32,006	43,444
Interest expense	(9,047)	(9,458)	(27,469)	(28,566)
Interest income	183	416	416	1,117

NET INCOME	$1,481	$4,596	$4,953	$15,995

ALLOCATION OF NET INCOME
General Partner	$74	$230	$248	$800
Limited Partners	1,407	4,366	4,705	15,195

	$1,481	$4,596	$4,953	$15,995

NET INCOME PER LIMITED PARTNER UNIT (1,470 Units)	$957	$2,970	$3,201	$10,337

See Notes to Condensed Consolidated Financial Statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Thirty-six Weeks Ended
	September 6, 2002	September 7, 2001
OPERATING ACTIVITIES
Net income	$4,953	$15,995
Depreciation expense	18,074	19,488
Gain on disposition of fixed assets	—	(4)
Amortization of deferred financing fees	1,088	1,088
Changes in operating accounts	3,184	(5,456)

Cash provided by operating activities	27,299	31,111

INVESTING ACTIVITIES
Additions to property and equipment, net	(3,850)	(3,538)
Change in property improvement funds	(8,580)	(10,512)

Cash used in investing activities	(12,430)	(14,050)

FINANCING ACTIVITIES
Repayments of debt	(12,723)	(11,807)
Changes in debt service reserve	10	—
Capital distributions	(9,856)	(12,874)

Cash used in financing activities	(22,569)	(24,681)

DECREASE IN CASH AND CASH EQUIVALENTS	(7,700)	(7,620)

CASH AND CASH EQUIVALENTS at beginning of period	10,489	13,511

CASH AND CASH EQUIVALENTS at end of period	$2,789	$5,891

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for mortgage and other interest	$30,313	$31,162

See Notes to Condensed Consolidated Financial Statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization

Courtyard by Marriott II Limited Partnership and Subsidiaries (the “Partnership”), a Delaware limited partnership, was formed on August 31, 1987 to acquire and own 70 Courtyard by Marriott hotels and the land on which certain of the hotels are located. The Partnership’s 70 hotel properties are located in 29 states in the United States. The hotels are managed as part of the Courtyard by Marriott hotel system by Courtyard Management Corporation (the “Manager”), a wholly-owned subsidiary of Marriott International, Inc. (“Marriott International”). In connection with a refinancing of its mortgage debt in 1996, the Partnership transferred ownership of the Hotels to two newly created wholly-owned subsidiaries, one of which, Courtyard II Associates, L.P. became the borrower on its mortgage debt.

In October 2000, in connection with the settlement of class action litigation, CBM Joint Venture LLC (“Courtyard JV”), a joint venture between subsidiaries of Host Marriott, L.P. and Marriott International, Inc., acquired direct or indirect ownership of all of the partnership interests in the Partnership.

2.    Summary of Significant Accounting Policies

The accompanying unaudited, condensed consolidated financial statements have been prepared by the Partnership. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited, condensed consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements and notes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2001.

In the opinion of the Partnership, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of September 6, 2002, the results of its operations for the twelve and thirty-six weeks ended September 6, 2002 and September 7, 2001 and cash flows for the thirty-six weeks ended September 6, 2002 and September 7, 2001. Interim results are not necessarily indicative of full-year performance because of seasonal and short-term variations.

Certain reclassifications were made to the prior-period financial statements to conform to the 2002 presentation.

For financial reporting purposes, the net income of the Partnership is allocated 95% to the limited partners and 5% to CBM Two LLC (the “General Partner”). Significant differences exist between the net income for financial reporting purposes and the net income reported for Federal income tax purposes. These differences are due primarily to the use for Federal income tax purposes of accelerated depreciation methods, shorter depreciable lives for certain assets, differences in the timing of the recognition of certain fees and straight-line rent adjustments.

3.    Debt

Senior Notes.    The Partnership’s senior notes are rated by Moody’s and Standard & Poors. As a result of the reduced operating levels at the hotels due in part to the weak economy, the credit rating assigned to these senior notes was recently downgraded by Standard & Poors. Both rating agencies continue to have a negative outlook in conjunction with credit ratings assigned to the notes. Further, under the terms of the senior notes indenture, the Partnership has an obligation to maintain certain levels of excess cash flow. For the third quarter of 2002, these levels were not reached. As a result, the Partnership is required to suspend distributions to the partners and may not make other restricted payments. Additionally, the Partnership is required to fund a separate supplemental debt-service reserve account in an amount equal to consolidated excess cash flow for the quarter. Consolidated excess cash flow equaled approximately $1 million for the quarter ended September 6, 2002. The Partnership is required to escrow these funds until cash flow meets specific levels . To the extent that the escrow exceeds two semi-annual interest payments (approximately $13.7 million), the Partnership is required to offer to purchase the senior notes in an amount equal to the greater of the amount by which the escrow exceeds two semi-annual interest payments and $5 million. The offer to purchase the senior notes must be made at par. Based on the Partnership’s current estimates of operating results, the Partnership does not believe it will be required to make purchases under this provision in 2002. Accordingly, subsequent to the third quarter of 2002, the Partnership will not make any distributions to its partners or other restricted payments until excess cash flow has met the required level. Based on the

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

current forecast, the Partnership does not expect to meet the required level of excess cash flow in the fourth quarter of 2002.

4.    Restricted Cash

The Partnership was required to establish certain escrow reserves pursuant to the terms of the senior notes and the Certificates described in Note 3. The chart below summarizes the balances in those reserves as of September 6, 2002 and December 31, 2001 (in thousands):

	2002	2001
Debt service reserve	$6,847	$6,857
Real estate tax and insurance reserve	8,762	6,632
Deposit reserve	4,210	4,028
Working capital reserve	5,018	5,018

	$24,837	$22,535

On September 27, 2002 the $4.2 million deposit reserve, which related to operations of the Partnership’s properties in the third quarter, was released to the Partnership’s operating cash account. Thus, these funds are available for general Partnership purposes including the funding of capital expenditures beyond those reserved for under the management agreements. As described in Note 3, subsequent to the end of the third quarter of 2002, the Partnership is required to fund a separate supplemental debt-service reserve equal to the amount of consolidated excess cash flow for the quarter.

5.    Amounts Paid to the General Partner and Marriott International, Inc.

The chart below summarizes amounts paid by the Partnership to the general partner and Marriott International, Inc. for the thirty-six weeks ended September 6, 2002 and September 7, 2001 (in thousands). The table does not include ground lease payments made to affiliates of Marriott International, Inc., which are discussed in more detail below.

	2002	2001
Marriott International, Inc.:
Incentive management fee	$—	$1,603
Base management fee	6,277	7,230
Chain services and Marriott Rewards Program	5,594	6,306
Courtyard by Marriott system fee	4,483	5,165
Marketing fund contribution	3,728	4,378

	$20,082	$24,682

General Partner:
Administrative expenses reimbursed	$585	$41

Ground Leases.    The land on which 53 of the hotels are located is leased from affiliates of Marriott International. The leases have remaining terms (including all renewal options) expiring between the years 2024 and 2068. The leases provide for rent based on specific percentages (from 2% to 15%) of certain revenue categories subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms. Through September 6, 2002, approximately $7.2 million of rental payments were made to affiliates of Marriott International. The Partnership also rents certain equipment for use in the hotels.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6.    Management Agreement Changes

In October 2000, in connection with the acquisition of the Partnership by Courtyard JV, Host Marriott, L.P., Marriott International, Inc. and Courtyard JV agreed to certain proposed amendments to the Partnership's management agreements that would take effect at such time as all required consents of the Partnership's lenders have been obtained. Those proposed amendments primarily related to the computation of owner's priority distribution and future subordination requirements. The Partnership and the Manager also agreed to increase the annual contributions to the Partnership's FF&E Reserve from 5.0% to 6.5% of gross revenues and such increase became effective in the fourth quarter of 2000.

In August 2002 Host Marriott, L.P. and certain of its subsidiaries, Marriott International, Inc. and certain of its subsidiaries, and Courtyard JV entered into an agreement that contemplates that upon receipt of any necessary consents of the Partnership's lenders, the Partnership and the Manager will enter into agreed forms of amendments to the management agreements under which our hotels are operated. These amendments include providing the Partnership additional approval rights over hotel operating budgets and shared-service programs and easing restrictions on persons and entities to whom the Partnership may sell its hotels.

The consent of the Partnership's lenders may be required in order for the various proposed amendments to become effective. To date, the Partnership has obtained the consent of the servicer on its Mortgage Debt to the October 2000 proposed amendments and is in discussion with the servicer with respect to the August 2002 proposed amendments. The Partnership has not and does not currently contemplate seeking consents, to the extent necessary, from the holders of its senior notes for either of the amendments. Pending effectiveness of the amendments, the agreement entered into in August 2002 requires that the parties cause the Partnership and the Manager to operate as if the proposed amendments to the management agreements were in effect, to the extent that they may do so without violating any terms of the Partnership's debt agreements.

Upon receipt of required lender consents, certain provisions in the amendments will become retroactively effective as of December 29, 2001. Other changes to the management agreements become effective only in the event that the equity interests held by Marriott International in Courtyard JV fall below a specified percentage, and there is no expectation that such an event will occur in the near term.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The following discussion and analysis of the our financial condition and the results of operations should be read together with the consolidated financial statements and the notes thereto contained in this Form 10-Q. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. We identify forward-looking statements in this Report by using words or phrases such as “believe,” “expect,” “may be,” “intend,” “predict,” “project,” “plan,” “objective,” “will be,” “should,” “estimate,” or “anticipate,” or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Recent Events

Senior Notes.    Our senior notes are rated by Moody’s and Standard & Poors. As a result of the reduced operating levels at the hotels due, in part, to the weak economy, the credit rating assigned to these senior notes was recently downgraded by Standard & Poors. Both rating agencies continue to have a negative outlook in conjunction with credit ratings assigned to the notes. Further, under the terms of the senior notes indenture, we have an obligation to maintain certain levels of excess cash flow. For the third quarter of 2002, the levels were not reached. As a result, we are required to suspend distributions to our partners and may not make other restricted payments. Additionally, we are required to fund a separate supplemental debt-service reserve account in an amount equal to the amount of consolidated excess cash flow for the quarter. Consolidated excess cash flow equaled approximately $1 million for the quarter ended September 6, 2002. We are required to escrow these funds until cash flow meets specific levels. To the extent that the escrow exceeds two semi-annual interest payments (approximately $13.7 million), we are required to offer to purchase the senior notes in an amount equal to the greater of the amount by which the escrow exceeds two semi-annual interest payments and $5 million. Based on our current estimates of operating results, we do not believe we will be required to make purchases under this provision in 2002. The offer to purchase the senior notes must be made at par. Accordingly, subsequent to the third quarter of 2002, we will not make any distributions to our partners or other restricted payments until excess cash flow has met the required level. Based on our current forecast, we do not expect to meet the required level of cash flow in the fourth quarter of 2002.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The table below summarizes our obligations for principal payments on our debt and land leases (in thousands).

	Senior Notes	Mortgage Debt	Land Leases
2002(1)	$—	$6,603	$3,094
2003	—	20,827	10,348
2004	—	22,443	10,381
2005	—	24,186	10,889
2006	—	26,064	11,207
Thereafter	127,400	208,359	1,839,949

Total	$127,400	$308,482	$1,885,868

(1)	Amounts shown for principal payments due on our mortgage debt and land leases for 2002 are for the fourth quarter of 2002 only.

Ground Leases.    The land on which 53 of the hotels are located is leased from affiliates of Marriott International. Additionally, eight hotels are located on land leased from third parties. The land leases have remaining terms (including all renewal options) expiring between the years 2024 and 2068. The land leases provide for rent based on specific percentages (from 2% to 15%) of certain revenue categories subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms. The total rental payments as of September 6, 2002 of $8.6 million include $7.2 million that were paid to affiliates of Marriott International. We also rent certain equipment for use in the hotels.

Management Agreement Changes.    In October 2000, in connection with the acquisition of the Partnership by Courtyard JV, Host Marriott, L.P., Marriott International, Inc. and Courtyard JV agreed to certain proposed amendments to the Partnership's management agreements that would take effect at such time as all required consents of the Partnership's lenders have been obtained. Those proposed amendments primarily related to the computation of owner's priority distribution and future subordination requirements. The Partnership and the Manager also agreed to increase the annual contributions to the Partnership's FF&E Reserve from 5.0% to 6.5% of gross revenues and such increase became effective in the fourth quarter of 2000.

In August 2002 Host Marriott, L.P. and certain of its subsidiaries, Marriott International, Inc. and certain of its subsidiaries, and Courtyard JV entered into an agreement that contemplates that upon receipt of any necessary consents of the Partnership's lenders, the Partnership and the Manager will enter into agreed forms of amendments to the management agreements under which our hotels are operated. These amendments include providing the Partnership additional approval rights over hotel operating budgets and shared-service programs and easing restrictions on persons and entities to whom the Partnership may sell its hotels.

The consent of the Partnership's lenders may be required in order for the various proposed amendments to become effective. To date, the Partnership has obtained the consent of the servicer on its Mortgage Debt to the October 2000 proposed amendments and is in discussion with the servicer with respect to the August 2002 proposed amendments. The Partnership has not and does not currently contemplate seeking consents, to the extent necessary, from the holders of its senior notes for either of the amendments. Pending effectiveness of the amendments, the agreement entered into in August 2002 requires that the parties cause the Partnership and the Manager to operate as if the proposed amendments to the management agreements were in effect, to the extent that they may do so without violating any terms of the Partnership's debt agreements.

Upon receipt of required lender consents, certain provisions in the amendments will become retroactively effective as of December 29, 2001. Other changes to the management agreements become effective only in the event that the equity interests held by Marriott International in Courtyard JV fall below a specified percentage, and there is no expectation that such an event will occur in the near term.

Lodging Performance

The current operating environment for our hotels remains challenging. The continued effects of the economic slowdown and the erosion of corporate profits have reduced business travel and, as a result, lodging demand. Our industry uses two common measures to evaluate the operations of a hotel—revenue per available room, or “RevPAR,” and hotel operating margins. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include food and beverage or other ancillary revenues such as parking, telephone or other guest services generated by the property. Hotel operating margin is calculated using property-level revenues and expenses and does not include certain costs such as interest expense, lease payments or depreciation.

For the third quarter of 2002, RevPAR for our hotels decreased approximately 8.5% when compared to the same period in 2001. The decline is the result of a decrease in average occupancy of 1.3 percentage points and the decline of average room rates of 6.9%. Also, year-to-date RevPAR decreased 12.7%, as occupancy decreased 4.5 percentage points and room rates declined by 7.1%. The changes in RevPAR reflect a decline in operations in every region for the quarter and year-to-date; however, the decreases in RevPAR varied across the country. Compared to 2001, our nine Mid-Atlantic region properties have experienced a 12.4% decline in year-to-date RevPAR largely as a result of a decline in occupancy of nearly six percentage points coupled with a decline in room rates of just under 5%. For the quarter these properties had a RevPAR decline of 10.3%. Compared to 2001, our 13 Western region properties have experienced RevPAR declines of 15.5% on a year-to-date basis, though the change was primarily room rate driven with a decline of 12.7% combined with a decline in occupancy of 2.3 percentage points. We anticipate that there will be continued pressure on room rates and occupancy levels until economic growth increases lodging demand, particularly among individual business travelers.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Hotel operating margins declined 2.3 percentage points for the third quarter when compared to the same period in 2001 and have declined 1.7 percentage points year-to-date. We began working with our Manager early in 2001 to control operating costs through eliminating management positions and implementing other cost control measures. Our efforts thus far in 2002 to protect the long-term efficiencies gained by these measures have kept our year-over-year decrease in hotel operating margins to 1.7 percentage points, despite a decrease in RevPAR of 12.7%. Additionally, the decrease in our hotel operating margins has been partially offset by reduced management fees. For full year 2002, we expect the decline in RevPAR to be between 7% to 9% with an overall decline in property-level operating margins also likely compared to 2001. Our ability to predict future operating results remains limited due to slower-than-anticipated growth in the economy and lingering concerns over terrorism and the potential for additional military action abroad.

The following tables set forth performance information for all our properties by geographic region as of September 6, 2002 and September 7, 2001:

All Properties by Region

			Twelve Weeks Ended
	As of September 6, 2002		September 6, 2002			September 7, 2001
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Northeast	6	880	$111.17	80.7%	$89.74	$118.93	80.2%	$95.43	(6.0)%
MidAtlantic	9	1,336	87.45	70.6	61.78	93.69	73.5	68.87	(10.3)
Midwest	19	2,793	86.10	78.9	67.91	93.58	78.2	73.21	(7.2)
SouthCentral	9	1,337	81.74	71.1	58.11	85.53	75.9	64.89	(10.5)
Southeast	14	2,062	80.78	67.1	54.21	84.19	70.8	59.63	(9.1)
Western	13	1,923	86.95	70.7	61.46	97.40	69.5	67.72	(9.2)

All Regions	70	10,331	87.26	73.1	63.77	93.74	74.4	69.73	(8.5)

All Properties by Region

			Thirty-six Weeks Ended
	As of September 6, 2002		September 6, 2002			September 7, 2001
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Northeast	6	880	$110.56	75.1%	$83.02	$119.01	78.8%	$93.79	(11.5)%
MidAtlantic	9	1,336	90.30	67.5	60.91	94.94	73.3	69.56	(12.4)
Midwest	19	2,793	85.49	72.2	61.75	92.66	75.2	69.71	(11.4)
SouthCentral	9	1,337	83.81	68.7	57.62	86.81	75.7	65.74	(12.4)
Southeast	14	2,062	87.86	68.9	60.50	91.82	75.2	69.08	(12.4)
Western	13	1,923	92.80	70.7	65.59	106.33	73.0	77.61	(15.5)

All Regions	70	10,331	89.98	70.4	63.38	96.85	74.9	72.57	(12.7)

Results of Operations

Revenues.    Total hotel revenues for the twelve weeks ended September 6, 2002 decreased $6.3 million, or 9%, to $60.0 million compared to the same period in 2001. For the thirty-six weeks ended September 6, 2002, total hotel revenues decreased $27.3 million, or 13%, to $179.3 million compared to the thirty-six weeks ended September 7, 2001. The decrease in hotel revenues for both the third quarter of 2002 and year-to-date 2002 is primarily due to a decrease in room revenues. The decrease in year-to-date room revenues was driven by a decline in occupancy of 4.5 percentage points and a decline in average room rates of $6.88, or 7.1%. The results reflect the continued demand weakness in the lodging industry. Additionally, increased competition resulting

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

from lower room rates at many of the full-service hotels which operate in the markets where our hotels are located have necessitated room-rate reductions at many of our hotels.

Property level costs and expenses.    Property-level costs and expenses which includes rooms, food and beverage, department costs and expenses and selling, administration and other property-level expenses declined $1.8 million, or 5%, to $31.3 million for the third quarter of 2002 compared to the third quarter of 2001. For the thirty-six weeks ended September 6, 2002, property-level costs and expenses decreased $10.6 million, or 10%, to $92.0 million from the same period in 2001. The decrease is largely due to a decline in controllable expenses as a result of cost-cutting efforts implemented at the hotels in response to the decrease in occupancy. These efforts include a decrease in wages at the properties of $3.7 million. However, our ability to achieve additional reductions in costs is limited. As a percentage of hotel revenues, property-level costs and expenses represented approximately 52% and 50% of hotel revenues for the third quarter of 2002 and 2001, respectively. Year-to-date, property-level costs and expenses represented 51% and 50% of hotel revenues for 2002 and 2001, respectively.

Base and Courtyard management fees.    Base and Courtyard management fees declined $375,000, or 9%, for the third quarter of 2002 versus the third quarter of 2001, and declined $1.6 million, or 13%, year-to-date versus 2001. The decrease in management fees, which are calculated as a percentage of total hotel revenues, is consistent with the decline in hotel revenues.

Incentive Management Fees.    Incentive management fees declined by $576,000, or 20%, for the third quarter of 2002 versus the third quarter of 2001, and declined $1.9 million, or 21%, year-to-date from 2001. This is a result of decreased hotel profitability. Year-to-date, no incentive management fees have been paid to the manager. The $7.1 million incentive management fee earned during the thirty-six week period ended September 6, 2002 has been accrued and is included in Management fees due to Courtyard Management Corporation on the balance sheet. In accordance with the management agreements, deferred incentive management fees are paid only to the extent that cash flows exceed debt service and a priority return to equity.

Operating Profit.    Operating profit for third quarter 2002 declined by $3.3 million compared to third quarter 2001. Year-to-date, operating profit decreased $11.4 million to $32.0 million when compared to the same period in 2001. Operating profit represented 17% of total revenues for the third quarter of 2002 and 21% for the third quarter of 2001. Year-to-date, operating profit represented 18% and 21% of hotel revenues for 2002 and 2001, respectively.

Interest Expense.    Interest expense decreased $411,000, or 4.3%, for the third quarter of 2002 versus the third quarter of 2001, and decreased $1.1 million, or 3.8%, year-to-date. The decreases for both periods are the result of lower levels of indebtedness in comparison to the prior year.

Net Income.    Net income for the third quarter 2002 decreased by $3.1 million to $1.5 million when compared to the same period in 2001. Year-to-date, net income decreased $11.0 million to $5.0 million, as a result of the items discussed above.

Liquidity and Capital Resources

Our principal source of cash is cash from our operations. As a result of the state of the economy and the resulting profitability decline in lodging operations, the operating results at our properties have decreased significantly over prior-year levels. Based on the current forecast of full-year results, it appears that there will be sufficient cash from operations to make the required debt service payments. In addition, under the terms of the management agreements and the ground leases with Marriott International, we can, to the extent necessary to meet our debt service requirements, defer a portion of the base management fee and all of the ground rent and incentive management fees due Marriott International. Based on our current expectations, we believe that we will be able to make the required debt service payments without the use of these subordination provisions. However, if operations decline further, we can make no assurances as to the timing or amount of any subordination that may be required under the terms of our debt agreements.

As of September 6, 2002, we have $2.8 million of operating cash. Additionally, included in restricted cash as of this date, we had $4.2 million in deposit reserves held by the servicer that relates to the operations of our properties in the third quarter. These funds were released to the operating cash account on September 27, 2002 and became available for general partnership purposes

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

including the funding of capital expenditures. Due to our failure to reach certain cash flow thresholds required by the senior notes’ indenture, we are required to escrow available consolidated excess cash flow and we are prohibited from making distributions to the partners for at least the remainder of 2002.

In order to maintain and upgrade our hotels, we have placed in a FF&E escrow account 6.5% of revenue or approximately $11.7 million this year. Our total FF&E reserves as of September 6, 2002 are $39.1 million, which includes the impact of expenditures funded from the FF&E escrow account of approximately $3.3 million this year. The manager has proposed capital improvements that include design, structural and technological improvements to modernize and enhance the functionality and appeal of the hotels. The total capital expenditure budget exceeds the amount expected to be in the FF&E reserve. Depending on the level of expenditures which the partners decide to undertake, they may need to contribute additional amounts in order to fund these proposed improvements. However, the partners are not obligated to fund any such improvements to the extent that they exceed the amounts reserved for under the management agreement.

Principal Sources and Uses of Cash

Our principal source of cash is from operations. Our principal uses of cash are to make debt service payments, make payments to the property improvement fund and to make distributions to the partners.

Cash provided by operations for the first three quarters of 2002 was $27.3 million compared to $31.1 million for the first three quarters of 2001. The decrease in cash provided by operations is due primarily to a decrease in net income. This was partially mitigated by the deferral of payment of incentive management fees.

Cash used in investing activities was $12.4 million and $14.1 million for the first three quarters of 2002 and 2001, respectively. Cash used in investing activities for the first three quarters of 2002 includes capital expenditures of $3.9 million (including $0.6 million of owner-funded capital expenditures), primarily related to renovations and replacements of furniture, fixtures and equipment at our hotels, as compared to capital expenditures of $3.5 million in the first three quarters of 2001. The property improvement fund increased by $8.6 million for the thirty-six weeks ended September 6, 2002 compared to an increase of $10.5 million for the thirty-six weeks ended September 7, 2001. Contributions to the property improvement fund declined as a result of lower sales at the hotels.

Cash used in financing activities was $22.6 million and $24.7 million for the first three quarters of 2002 and 2001, respectively. We repaid $12.7 million and $11.8 million, respectively, of principal on the commercial mortgage-backed securities during the first three quarters of 2002 and 2001. Cash used in financing activities included $9.9 million of cash distributions to the partners during the first three quarters of 2002 compared to cash distributions of $12.9 million during the first three quarters of 2001. As noted in Note 3, due to the Partnership’s failure to reach certain cash flow thresholds required by the senior notes indenture, no further distributions to the partners will be made for the remainder of 2002.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes. As of September 6, 2002, all of our debt is fixed rate.

Item 4.    Controls and Procedures

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Partnership has investments in certain unconsolidated entities. As the Partnership does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

Within 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership’s management, including the Partnership’s Principal Executive Officer and the Partnership’s Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures. Based on the foregoing, the Partnership’s Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Partnership completed its evaluation.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

By:	CBM TWO LLC General Partner

October 22, 2002	By:	/s/ Mathew J. Whelan
Mathew J. Whelan Vice President

CERTIFICATIONS

I, Robert E. Parsons, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Courtyard by Marriott II Limited Partnership;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 22, 2002

/s/ Robert E. Parsons, Jr.

Robert E. Parsons, Jr.
President (Principal Executive Officer)

I, W. Edward Walter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Courtyard by Marriott II Limited Partnership;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 22, 2002

/s/ W. Edward Walter

W. Edward Walter
Principal Financial Officer