Form 10-K
period 2002-12-31
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 2003-03-31
CIK 832179

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-16728

COURTYARD BY MARRIOTT II

LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-1533559
(State of Incorporation)	(I.R.S. Employer Identification Number)

6903 Rockledge Drive, Suite 1500, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of Class)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Documents Incorporated by Reference

None

Courtyard by Marriott II Limited Partnership

PART I

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K and the information incorporated by reference herein include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. We identify forward-looking statements in this annual report and the information incorporated by reference herein by using words or phrases such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may be”, “objective”, “plan”, “predict”, “project” and “will be” and similar words or phrases, or the negative thereof.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

•	national and local economic and business conditions, including the continuing effect of potential terrorist activity and the war in Iraq on travel, that will affect, among other things, demand for products and services at our hotels and other properties, the level of room rates and occupancy that can be achieved by such properties and the availability and terms of financing and our liquidity;

•	our ability to maintain properties in a first-class manner, including meeting capital expenditure requirements;

•	our ability to compete effectively in areas such as access, location, quality of accommodations and room rate;

•	our degree of leverage, which may affect our ability to obtain financing in the future;

•	the reduction in our financial flexibility resulting from restrictive covenants in our debt agreements;

•	changes in travel patterns, taxes and government regulations that influence or determine wages, prices, construction procedures and costs;

•	government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	the effect of any rating agency downgrades on the cost and availability of new financings;

•	the relatively fixed nature of our operating costs and expenses;

•	our ability to recover fully under our existing insurance for terrorist acts and our ability to maintain adequate or full replacement cost “all-risk” property insurance on properties; and

•	other factors discussed below under the heading “Risk Factors” and in other filings with the Securities and Exchange Commission.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-K and the information incorporated by reference herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Items 1 & 2.    Business and Properties

Introduction

We are a Delaware limited partnership, formed on August 31, 1987 to acquire and own 70 Courtyard by Marriott hotels and the respective fee or leasehold interests in the land on which our hotels are located. Our hotels are located in 29 states and contain a total of approximately 10,300 guest rooms as of December 31, 2002. The hotels are operated as part of the Courtyard by Marriott system and are managed by Courtyard Management Corporation (the “manager”), a wholly owned subsidiary of Marriott International, Inc., under long-term management agreements.

Our primary business objective is to provide superior total returns to our partners through a combination of distributions and appreciation in net asset value per unit by focusing on aggressive asset management, disciplined capital allocation and sound financial management.

Any security holder who desires additional copies of this Form 10-K may obtain one (excluding exhibits), without charge, by addressing a request to Courtyard by Marriott II Limited Partnership, 6903 Rockledge Drive, Suite 1500, Bethesda, Maryland 20817. We will charge an amount equal to the reproduction cost if the exhibits are requested.

The Lodging Industry

The lodging industry in the United States consists of both private and public entities that operate in an extremely diversified market under a variety of brand names. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. To cater to a wide variety of tastes and needs, the lodging industry is broadly categorized into six segments: luxury, upper-upscale, upscale, midscale with food and beverage service, midscale without food and beverage service and economy. Our properties, which are positioned in the upscale segment of the industry, compete with both full-service and limited-service hotels in their respective markets by providing streamlined services and amenities at prices that typically are lower than those available at full-service hotels. Our competitors in the upscale segment include such brands as Amerisuites, Delta, Hilton Garden Inn, Hawthorne Suites, Homewood Suites, Radisson, Red Lion, Residence Inn, and Spring Hill Suites. Although the competitive position of each of our hotel properties varies by market, we believe that our properties compare favorably to the hotels with which they compete in their respective markets.

A common measure used by the industry to evaluate the operations of a hotel is “room revenue per available room,” or “RevPAR,” which is defined as the product of the average daily room rate charged and the average occupancy achieved. RevPAR does not include food and beverage or other ancillary revenues such as parking, telephone or other guest services generated by the property.

The operating environment for the lodging industry has been, and continues to be, difficult primarily due to a weak economy. As a result, for the past two years the lodging industry has experienced RevPAR declines. We believe that the upscale category of the lodging industry will continue to experience RevPAR declines at least through the first half of 2003.

According to Smith Travel Research, RevPAR for hotels operating in the upscale category decreased 4.7% for the year ended December 31, 2002 when compared to the prior year. This decrease resulted from a slight decrease in occupancy combined with a 4.2% decrease in average daily rate for the year. Our portfolio experienced significantly greater declines in RevPAR in 2002 with a 9.8% decline, although we continue to maintain a slight RevPAR premium of 1.2% over the upscale segment as a whole. We believe that our hotel operations will continue to decline until the economy shows steady improvement and business travel increases. We also believe our hotels will experience a decline in RevPAR in the first quarter of 2003, with full year RevPAR comparable to 2002 levels or down modestly.

Supply and demand growth in the lodging industry and the segment in which we operate may be influenced by a number of factors, including growth of the economy, interest rates and unique local considerations. In 2001 and 2002, demand decreased substantially, primarily due to concern over further terrorist acts and the economic downturn, which more recently has been exacerbated by the continuing concern over the war in Iraq. We expect the rate of supply growth to continue to decrease for the next two years due to the limited availability of development financing for new construction. Additionally, we believe that demand will remain below historical levels during the first half of 2003, but may begin to grow during the second half of 2003 if the war with Iraq is resolved and if the economy strengthens.

Our Portfolio

As of December 31, 2002, our portfolio consisted of 70 Courtyard by Marriott hotels that contained approximately 10,300 rooms. The properties are geographically diversified among 29 states and most are located in suburban areas near office parks or other business districts. Our hotels average 148 rooms and are approximately 15 years old. Our hotels are designed around a courtyard area containing a swimming pool, walkways and landscaped areas. Each hotel typically contains a small lobby, a restaurant with seating for approximately 50 guests, a lounge, a guest laundry, an exercise room and two small meeting rooms.

Courtyard hotels are designed for business and vacation travelers who desire quality accommodations at moderate prices. We provide large, high-quality guest rooms that generally contain a work desk, a television entertainment package, in-room coffee service and other amenities. Approximately 65% of the guest rooms contain king-size beds.

To maintain the overall quality of our lodging properties, we annually assess the need for refurbishments and capital improvements. Typically, refurbishments occur at intervals of approximately seven years, based on an annual review of the condition of each property. Our management agreements require us to escrow 6.5% of hotel sales and, on average, we spend approximately $17 million annually on these refurbishments and capital improvements. Our capital expenditures have been focused on property maintenance and improvements designed to maintain appropriate levels of quality.

During 2002, we implemented a strategy to reposition our properties to compete with newer properties in certain of our markets. We have undertaken these repositionings in response to changing consumer tastes and trends in the industry. These steps include:

•	total guest room renovations including new and updated furniture, draperies and carpets with a more contemporary décor;

•	a complete update of the lobby space and adjoining lounge area to make the space more flexible and update the furniture to provide a more inviting feel;

•	the renovation of guest room corridors with new carpet, wall vinyl and brighter lighting systems;

•	updating the exercise room; and

•	adding a pantry that will offer 24-hour access to a variety of food and beverage items.

We completed the repositioning of three properties in 2002 at a cost of approximately $6.8 million and have budgeted approximately $22 million to $32 million to upgrade up to 16 additional hotels in 2003 (or approximately $14,700 per room). We have sufficient funds in furniture, fixtures and equipment escrow accounts to complete the proposed repositionings. However, the pace at which we reposition additional properties in future years will depend upon the results of operations.

Portfolio Performance.    During 2002, RevPAR for our hotels decreased approximately 9.8% compared to 2001 results as a result of a decrease in average occupancy of 2.7 percentage points and a decline in average daily rate of 6.4%. The changes in RevPAR reflect a decline in operations in every region for the year; however, the decreases in RevPAR varied across the country. Despite this decline in operations our hotels continue to maintain a RevPAR premium. On average, our RevPAR premium was 29% in 2002 when compared to other hotels that compete directly against them in their respective markets, as calculated by data obtained from Smith Travel Research. Still, we anticipate that in the short-term there will be continued pressure on room rates and occupancy levels until economic growth increases lodging demand, particularly among individual business travelers.

We began working with our manager early in 2001 to control operating costs through the elimination of management positions and the implementation of other cost-control measures. Joint efforts during 2002 to protect the long-term efficiencies gained by these measures have kept our year-over-year decrease in hotel operating margins to 3.2 percentage points, despite the decrease in RevPAR of 9.8%. We expect 2003 RevPAR to be comparable to 2002 levels or down modestly. At the same time, we expect an increase in the operating expenses as some costs such as wages, benefits and insurance likely will increase at a rate greater than inflation in 2003. Accordingly, operating profits and margins for 2003 likely will be below 2002 levels, especially if economic conditions do not improve. Our ability to predict these future operating results remains limited, however, and is affected by increased concerns over terrorism and the war in Iraq.

The following table sets forth performance information for all our properties by geographic region as of December 31, 2002 and 2001:

	All Properties by Region Year Ended
	As of December 31, 2002		December 31, 2002			December 31, 2001
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Northeast	7	1,029	$111.27	73.7%	$81.97	$117.49	77.0%	$90.44	(9.4)%
MidAtlantic	8	1,187	84.25	66.2	55.74	89.67	69.8	62.52	(10.8)
Midwest	18	2,645	84.52	71.0	59.97	90.79	72.0	65.35	(8.2)
SouthCentral	10	1,490	83.87	66.2	55.50	86.88	71.3	61.93	(10.4)
Southeast	14	2,062	86.13	66.8	57.52	89.64	71.0	63.65	(9.6)
Western	13	1,924	91.02	69.0	62.83	102.20	69.4	70.97	(11.5)

All Regions	70	10,337	88.78	68.8	61.07	94.80	71.5	67.74	(9.8)

Competition.    Competition is often specific to individual markets and includes hotels operated under brands in the upscale segment. In addition, because our management contracts do not restrict our manager’s ability to convert, franchise or develop other hotel properties in our markets, we often compete with our manager’s other hotels in certain of our markets.

We believe, however, that our properties enjoy competitive advantages associated with their operations under the Courtyard by Marriott brand system. The national marketing programs and reservation systems of this brand, combined with the strong management systems and expertise they provide, should enable our properties to continue to perform favorably in terms of both occupancy and average daily rate. Our manager maintains a national reservation system with reservation agents that have the current status of the rooms available and rates from the properties. In addition, repeat guest business is enhanced by participation in the Marriott Rewards program.

Seasonality.    Our hotel sales traditionally have experienced moderate seasonality, which varies based on individual hotel property and region. Additionally, hotel revenues in the fourth quarter reflect sixteen weeks of results compared to twelve weeks for each of the first three quarters of the fiscal year. Hotel sales by quarter for the years 2000 through 2002 for our lodging properties are as follows:

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2000	22.4%	24.1%	23.7%	29.8%
2001	24.9	25.5	23.8	25.8	(1)
2002	22.4	24.6	23.6	29.4	(2)
Average	23.2	24.7	23.7	28.4

(1)	The fourth quarter results for 2001 were significantly affected by the terrorist attacks on September 11, 2001.
(2)	The fourth quarter results for 2002 include 17 weeks of operating results. In typical year (including 2000 and 2001) fourth quarter results include 16 weeks of operations.

The following table sets forth as of March 1, 2003, the location and number of rooms for each of our properties. Except as noted, each of the properties is subject to a ground lease:

Location	Rooms	Location	Rooms
Alabama		Kentucky
Birmingham/Homewood(1)	140	Lexington/North	146
Birmingham/Hoover	153	Maryland
Huntsville	149	Annapolis	149
Arizona		Silver Spring	146
Phoenix/Mesa	149	Massachusetts
Phoenix/Metrocenter	146	Boston/Andover	146
Tucson Airport	149	Michigan
Arkansas		Detroit Airport	146
Little Rock	149	Detroit/Livonia	149
California		Minnesota
Bakersfield	146	Minneapolis Airport	146
Cupertino	149	Missouri
Foster City	147	St. Louis/Creve Coeur	154
Fresno	146	St. Louis/Westport	149
Hacienda Heights	150	New Jersey
Marin/Larkspur Landing	146	Lincroft/Red Bank	146
Palm Springs	149	New York
Torrance	149	Poughkeepsie	149
Colorado		Rye	145
Boulder	149	North Carolina
Denver(1)	146	Charlotte/South Park	149
Denver/Southeast	155	Raleigh/Cary	149
Connecticut		Ohio
Norwalk	145	Dayton Mall	146
Wallingford	149	Toledo	149
Florida		Oklahoma
Ft. Myers	149	Oklahoma City Airport	149
Ft. Lauderdale/Plantation	149	Oregon
St. Petersburg	149	Portland-Beaverton	149
Tampa/Westshore	145	Pennsylvania
West Palm Beach	149	Philadelphia/Devon	149
Georgia		South Carolina
Atlanta Airport South(1)	144	Columbia	149
Atlanta/Gwinnett Mall	146	Greenville	146
Atlanta/Perimeter Ctr.	145	Tennessee
Atlanta/Roswell	154	Memphis Airport	145
Illinois		Nashville Airport	145
Arlington Heights-South(1)	147	Texas
Chicago/Deerfield(1)	131	Dallas/Northeast	149
Chicago/Glenview	149	Dallas/Plano(1)	149
Chicago/Highland Park	149	Dallas/Stemmons	146
Chicago/Lincolnshire(1)	146	San Antonio/Downtown	149

Location	Rooms	Location	Rooms
Chicago/Oakbrook Terrace(1)	147	Virginia
Chicago/Waukegan	149	Charlottesville	150
Chicago/Wood Dale	149	Manassas	149
Rockford(1)	147	Washington
Indiana		Seattle/Southcenter	149

Indianapolis/Castleton	146	Total:	10,337

Kansas
Kansas City/Overland Park	149

(1)	Hotel and land is owned fee simple.

Material Contracts

Our hotels are subject to long-term management agreements for the operation of the properties, the primary provisions of which are discussed in Note 8 to the financial statements. The agreements expire in 2013 with renewals at the option of the manager for one or more of the hotels for up to 35 years thereafter. In October 2000, in connection with the acquisition of the partnership by Courtyard JV (described below), the partnership agreed to certain proposed amendments to the management agreements that would take effect at such time as all required consents of the partnership’s lenders have been obtained. Those proposed amendments primarily related to the computation of owner’s priority distribution and future subordination requirements. The partnership and the manager also agreed to increase the annual contributions to the partnership’s furniture, fixtures and equipment reserve from 5.0% to 6.5% of gross revenues and such increase became effective in the fourth quarter of 2000.

The consent of the partnership’s lenders may be required in order for the various proposed amendments to become effective. To date, the partnership has obtained the consent of the servicer on its mortgage debt to the October 2000 proposed amendments. The partnership has not sought, and does not currently contemplate seeking, consents, to the extent necessary, from the holders of its senior notes for the amendments.

The land on which 61 of the hotels is located is subject to ground leases. Of these 53 are leased from Marriott International and its affiliates. The primary provisions of these leases are discussed in Note 7 to the financial statements.

Related Parties

CBM Joint Venture LLC, or Courtyard JV, a joint venture between Host Marriott, L.P., also referred to as Host LP, Rockledge Hotel Properties, Inc., a wholly-owned subsidiary of Host LP, and a subsidiary of Marriott International, Inc., also referred to as Marriott International is the holder indirectly of all of our limited and general partner interests. Host LP owns and Marriott International operates (and in a few cases owns) hotels other than our hotels. Additionally, Marriott International and its affiliates license others to operate other hotels under various brand names, including the Courtyard by Marriott brand name and therefore potential conflicts of interest exist. With respect to these potential conflicts of interest, Host LP, Marriott International and their affiliates retain the right to compete with our hotels, including the right to develop, own, and operate competing hotels now and in the future in markets in which our hotels are located, in addition to those existing hotels which may currently compete directly or indirectly with our hotels.

Employees

We have no employees. Host LP provides the services of certain employees (including the general partner’s executive officers) to us and the general partner. The partnership and the general partner anticipate that each of the executive officers of the general partner will generally devote a sufficient portion of his or her time to our business. However, each of such executive officers also will devote a significant portion of his or her time to the business of Host LP and its other affiliates. No officer of the general partner of Host LP devotes a significant percentage of time to our business. To the extent that any officer does devote time to the partnership, the general partner or Host LP, as applicable, is entitled to reimbursement for the cost of providing such services.

RISK FACTORS

Financial Risks

Our cash flows are seasonal and as such we may face short-term funding shortfalls from time to time. Because the months of November, December and January represent the lowest monthly levels of cash from operations, we utilized a portion of a debt service reserve and certain subordination provisions available to us under our management agreement and ground leases with Marriott International and their affiliates with regard to the payment of our debt service due on or about February 1, 2003 on our mortgage debt and our senior notes to fund the shortfall that primarily resulted from the seasonality of our operations. We deferred payments of approximately $1.4 million of current ground rent and subordinated management fees relating to 2002 operations, deferred $0.3 million of subordinated management fees relating to 2003 operations and required repayment of approximately $1.2 million of previously paid ground rent and subordinated management fees from 2002 operations in accordance with the terms of the applicable subordination agreements. In addition, we applied approximately $5.7 million of the debt service reserve maintained under the senior notes indenture. As a result, the balance in the senior notes debt service reserve was approximately $1.1 million following the February 2003 senior notes interest payment. Deferred amounts generally must be repaid from excess cash flow, but in priority to distributions to equity. Based on forecasted operating results for 2003, we expect to be able to meet our remaining debt service obligations for 2003 from operating cash flow. However, there can be no assurance that our forecasted operating results will be attained, nor can there be any assurance that to the extent operating cash flow is insufficient to cover our debt service obligations, we will be able to fully fund the shortfall by virtue of these various liquidity-enhancing provisions.

We must use excess cash flow from operations to fund debt service reserves and pay deferred subordinated ground rent and management fees.    In light of our use of a portion of the funds in our senior notes debt service reserve in February 2003 and the decline in our debt service coverage ratio, our senior notes indenture requires us to use specified excess cash flow from operations to replenish our senior notes debt service reserve and to fund a supplemental senior notes debt service reserve. In addition, our management agreements require us to repay deferred amounts of subordinated ground rent and subordinated management fees out of our excess cash flow from operations. As a result of these obligations, we do not expect to be able to add to our unrestricted cash for 2003, and will thus be limited in our ability to fund both the costs of additional capital expenditures at our hotels (beyond funds required by our management agreements to be deposited into our furniture, fixture and equipment reserve) and the replenishment of our historical levels of working capital.

We do not have adequate cash reserves to renovate our hotels on the desired schedule.    We and our manager have determined that many of our properties need renovations to enable them to compete more effectively in their respective markets. To complete all of the required renovations would require more funds than are currently available in our existing furniture, fixtures and equipment reserves as well as the amounts expected to be deposited in the near term, which are funded from annual contributions from operating cash flow. We currently do not have excess cash flow after debt service to supplementarily fund these renovations in the near term and our equity owner does not have additional funds to invest. Our general and limited partners have no obligation to invest additional funds for such purposes. As such, there can be no assurance that we will be able to complete these renovations in a desired time frame.

The level and terms of our indebtedness reduce our financial and business flexibility.    The level and terms of our indebtedness could have important consequences. We are required to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures and other general business purposes. Additionally, the level and terms of our indebtedness put limitations on the following activities:

•	our ability in the future to undertake refinancings of our debt or obtain financing for expenditures, or other general business purposes on terms and conditions acceptable to us, if at all;

•	our ability to pursue acquisitions, mergers, consolidations and asset sales;

•	our ability to enter into transactions with affiliates;

•	our ability to pay partner distributions; and

•	our ability to compete effectively or operate successfully under adverse economic conditions.

If our cash flow and working capital, together with our debt service reserves and deferral of ground rent and certain management fees, were not sufficient to fund our expenditures or service our indebtedness, we would have to attempt to raise additional funds through:

•	the incurrence of additional permitted indebtedness, which is limited to $20 million by the terms of our existing debt instruments;

•	additional equity contributions from our equity owner, which has no obligation to make additional capital contributions; or

•	the sale of our assets, which is significantly restricted by the terms of our mortgage indebtedness.

We cannot assure you that any of these sources of funds would be available to us or, if available, would be on terms that we would find acceptable or in amounts sufficient for us to meet our obligations or fulfill our business plan.

Rating Agency downgrades may increase our cost of capital.    Certain of our corporate debt, including our mortgage debt and our senior notes, is rated by independent rating agencies such as Moody’s and Standard & Poor’s. As a result of the reduced operating levels at our hotels due, in part, to the continuing effect of the weak economy, the war in Iraq and the potential for additional terrorist acts, the credit rating assigned to our senior notes was downgraded by Moody’s on March 26, 2003. Further, the credit rating assigned to the senior notes by Standard & Poor’s remains on negative watch. Accordingly, there is a risk that Standard & Poor’s may downgrade the senior notes in the near future. To the extent operating conditions do not improve, there is risk that the rating agencies will take further ratings actions, and as a result, to the extent we seek to refinance our mortgage debt or our senior notes, our cost of capital may be adversely affected.

Holding Company Structure.    Our only assets are our 100% ownership interest in the entities that own our hotels, Courtyard II Associates, L.P. (“Associates”) and Courtyard II Associates LLC. We conduct no business and are dependent on distributions from our subsidiaries to service our obligations under the senior notes.

Our hotels collateralized approximately $302 million of mortgage debt as of December 31, 2002. The terms of the mortgage debt require that available cash flow from our hotels be applied first to service the mortgage debt. In addition, the mortgage debt imposes restrictions on the ability of Associates to loan, advance or distribute money to us, and upon an event of default under the mortgage debt, distributions from Associates may be prohibited. Our rights and the rights of our creditors to participate in the assets of Associates upon any liquidation or recapitalization of Associates will be subject to the prior claims of Associates’ creditors, including the holders of the mortgage debt. Further, if the mortgages on our hotels that secure the mortgage debt are foreclosed, there can be no assurance that there will be sufficient net proceeds following repayment of the mortgage debt to fund our obligations, including our obligations under the senior notes.

Distributions of Available Cash to Courtyard JV.    Under the terms of our partnership agreement, we are required to distribute to Courtyard JV, each month, all of our available cash after debt service payments, payment of other contractual obligations, capital expenditures, and establishment of reserves, subject to compliance with restrictions in our debt instruments. Accordingly, we do not expect to accumulate significant amounts of cash, except for funding of reserves required under the terms of our senior notes indenture. The amount of such distributions could significantly reduce the cash available to us in subsequent periods to service our debt. Currently, the terms of our senior notes indenture do not permit us to make any distributions to Courtyard JV until we replenish our debt service reserve and satisfy certain debt service coverage requirements.

Management of the Company.    We have no directors, officers or employees; however, Host LP through our general partner, provide the services of certain of its employees to us. Our business and policy making functions are carried out through the officers and directors of our general partner. We anticipate that each of such officers will devote a sufficient portion of his or her time to our business. However, there can be no assurance that conflicts of interest with Host LP will not arise in connection with the performance by such officers of their duties for us.

Risks of Operation

Our revenues and the value of our properties are subject to conditions affecting the lodging industry. The lodging industry has experienced a difficult period where operations generally have been declining for the past two years, as a result, both RevPAR and operating margins have declined. The decline is due to a number of factors including weak economic growth and apprehension over potential terrorist activity and the war in Iraq, all of which have changed the travel patterns of both business and leisure travelers. It is not clear whether these changes are permanent, or whether they will continue to evolve creating new opportunities or difficulties for the industry. Based on the uncertain state of the economy, we have forecasted that RevPAR will be comparable to 2002 levels or down modestly. Our forecast is affected by, and can change based on, the following items:

•	changes in the national, regional and local economic climate;

•	reduced demand and increased operating costs and other conditions resulting from any terrorist attacks;

•	changes in business and pleasure travel patterns;

•	local market conditions such as an oversupply of hotel rooms or a reduction in lodging demand;

•	the attractiveness of our hotels to consumers and competition from comparable hotels;

•	the quality, philosophy and performance of the managers of our hotels; and

•	changes in room rates and increases in operating costs due to inflation and other factors.

There can be no assurance that the current weak economic conditions will not continue for an extended period of time, or that if such conditions do continue they will not further affect our operations. To the extent such conditions were to persist, our assets may not generate income sufficient to pay our expenses, and we may be unable to service our debt and maintain our properties.

Our expenses may remain constant or increase even if our revenue drops.    Certain expenses associated with owning and operating hotels are fixed and do not necessarily decrease when circumstances such as market factors and competition cause a reduction in revenues at the property. Because of the current weak economic condition, we have been working with our manager to reduce the operating costs of our hotels. While we have achieved reductions in operating costs as a result of these efforts, further cost reductions could be difficult to achieve if operating levels continue to decline, and some of the cost reduction efforts undertaken may eventually need to be reversed even if operations remain at reduced levels. Regardless of these efforts to reduce costs, our expenses will be affected by inflationary increases and, in the case of certain costs such as wages, benefits and insurance, may exceed the rate of inflation in 2003, which our manager may be unable to offset with increased room rates.

If we are unable to further reduce our expenses to reflect current reductions in our revenue, our business will be adversely affected. Additionally, our efforts to reduce operating costs or our failure to make scheduled capital expenditures could adversely affect the cash flow of our business and the value of our hotel properties.

Our revenues may be affected by increased use of reservation systems based on the Internet.    Although the majority of the rooms sold on the Internet are sold through a website maintained by our manager or its affiliates, a growing number of rooms are sold through independent Internet sites. Typically, these independent Internet sites purchase rooms at a negotiated discount from participating properties, which could result in lower average room rates. While we do not believe that price is the only factor considered when choosing our properties, if the discount or the amount of rooms sold using the Internet were to increase significantly our results of operations could be adversely affected.

Our ground lease payments may increase faster than the revenues we receive on our leased hotels.    As of March 1, 2003, 61 of our hotels are subject to ground leases with several ground lessors, including Marriott International and its affiliates. These ground leases generally require increases in ground rent payments approximately every three years.

We do not control our hotel operations and we are dependent on the manager of our hotels.    We do not manage our hotels. Instead, the manager, a wholly owned subsidiary of Marriott International, manages our hotels pursuant to two separate management agreements. Our income from the hotels may be adversely affected if our manager fails to provide quality services and amenities or if it fails to maintain a quality brand name. We have limited specific recourse under our management agreements if we believe that the hotel manager is not performing adequately. In addition, from time to time, we have had, and continue to have, differences with our manager over interpretation of or its performance under our management agreements. We generally resolve issues with our manager through discussions and negotiations. Failure by our hotel manager to fully perform the duties agreed to in our management agreements could adversely affect our results of operations.

Our manager collects our room revenues in its bank accounts.    So long as the long-term unsecured debt of Marriott International is rated at least BBB+ by Standard & Poor’s Rating Services and our hotel manager remains a subsidiary of Marriott International, all revenues from the operation of our hotels will be deposited initially into bank accounts maintained by the manager or Marriott International. The manager makes disbursements on our behalf from the funds in such accounts to pay all operating expenses of our hotels and periodically is required to remit the net revenues to us or the servicer of our mortgage debt. In the event that Marriott International is rated less than BBB+, then we may be obligated to provide additional working capital to our manager for the operation of our hotels. In the event of a bankruptcy or other insolvency proceeding involving the manager or Marriott International, there is a risk that our ability to receive payment of revenues previously collected by the manager may be delayed or otherwise impaired.

Our relationship with Marriott International and Host LP may result in conflicts of interest.    A wholly owned subsidiary of Marriott International manages our hotels. In addition, Marriott International manages, and in some cases may own or be invested in, hotels that compete with our hotels. As a result, Marriott International has in the past made, and may in the future make, decisions regarding the competing lodging facilities it manages that are or would not be in our best interests. Further, Host LP owns certain hotels, and may acquire others, that may compete with our hotels and accordingly has in the past and may in the future make decisions regarding such competing facilities that are or would not be in our best interests. In addition to our management agreements, Marriott International and its affiliates are parties to several agreements with us and our affiliates, including various ground leases and the subordinated debt of our equity owner, Courtyard JV. With respect to these various contractual arrangements, the potential exists for disagreement as to contract compliance and interpretation.

Our management agreements could impair the sale or financing of our hotels.    Under the terms of the management agreements, we generally may not sell, lease or otherwise transfer the hotels unless the transferee is not a competitor of the manager and the transferee assumes the related management agreement and meets specified other conditions. Our ability to finance or sell any of the properties may, depending upon the structure of such transactions, require the manager’s consent. If the manager does not consent, we would be prohibited from taking actions in our best interest such as financing, refinancing or selling the property, without breaching the management agreement.

We may be unable to sell properties to the extent we desire to do so because real estate investments are illiquid.    Real estate investments generally cannot be sold quickly. Even if we were able to obtain consents for sales of assets under our debt agreements, we may not be able to vary our portfolio promptly in response to economic or other conditions. The inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to service debt.

Environmental problems are possible and can be costly.    We believe that our properties are in compliance in all material respects with applicable environmental laws. We have identified one property with environmental contamination; however, no determination has been made regarding the need for remediation or our potential responsibility as the contamination relates to a prior owner of the site. Additionally, unidentified environmental liabilities could arise and could have a material adverse effect on our financial condition and performance. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at the property. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by the parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. Environmental laws also govern the presence, maintenance and removal of asbestos. These laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they notify and train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

Compliance with other government regulations can be costly.    Our hotels are subject to various other forms of regulation, including Title III of the Americans with Disabilities Act, building codes and regulations pertaining to fire safety. Compliance with those laws and regulations could require substantial capital expenditures. These regulations may be changed from time to time, or new regulations adopted, resulting in additional or unexpected costs of compliance. Any increased costs could have a material adverse effect on our business, financial condition or results of operations.

Future terrorist attacks could adversely affect us.    Previous terrorist attacks have adversely affected the travel and hospitality industries, including the upscale segment of the hotel industry. The impact which these terrorist attacks have had, or could have, on our business, in particular, and the United States economy, the global economy and global financial markets, in general, is indeterminable. It is possible that these factors could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties (see “Risk Factor—Some potential losses are not covered by insurance”) and on our financial condition and results of operations as a whole.

Some potential losses are not covered by insurance.    We carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of our hotels and other properties. These policies offer coverage features and insured limits that we believe are customary for similar type properties. Generally, our “all-risk” policies provide that coverage is available on a per occurrence basis and that for each occurrence, there is an overall limit as well as various sub-limits on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims such as service interruption, abatement, expediting costs or landscaping replacement, and the dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. Our policies also provide that all of the claims from each of our properties resulting from a particular insurable event, must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded and any such claims will also be combined with the claims of other owners of Marriott-managed hotels for the same purpose. That means that if an insurable event occurs that affects more than one of our hotels, or affects Marriott-managed hotels owned by others, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached and each affected hotel will only receive a proportional share of the amount of insurance proceeds provided for under the policy. We may incur losses in excess of insured limits and, as a result, we may be even less likely to receive sufficient coverage for risks that affect multiple properties such as earthquakes or certain types of terrorism.

In addition, there are other risks such as war, certain forms of terrorism such as nuclear, biological or chemical terrorism and some environmental hazards that may be deemed to fall completely outside the general coverage limits of our policies, may be uninsurable or may be too expensive to justify insuring against. If any such risk were to materialize and materially adversely affect one or more of our properties, we would not be able to recover our losses.

We may also encounter challenges with an insurance provider regarding whether it will pay a particular claim that we believe to be covered under our policy. Should a loss in excess of insured limits or an uninsured loss occur or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all, or a portion of, the capital we have invested in a property, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

Item 3.    Legal Proceedings

The partnership and our hotels are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the partnership.

Item 4.    Submission Of Matters to a Vote of Unit Holders

None.

PART II

Item 5.    Market for the Partnership’s Limited Partnership Units and Related Security Holder Matters

There currently is no established public trading market for the limited partner units of the partnership and it is not anticipated that a public market for the units will develop. As of December 31, 2002, Courtyard JV was the indirect holder of record of all of the partnership’s 1,470 units pursuant to a settlement agreement with the previous limited partners effective November 28, 2000.

Subject to meeting cash flow thresholds in our senior notes indenture, cash available for distribution for any year, if any, will be distributed at least annually to the partners of record at the end of each accounting period. During 2002 and 2001, we distributed $10.6 million (or $7,182 per limited partner unit) and $17.0 million (or $11,534 per limited partner unit) to the limited partners, respectively. As of the third quarter of 2002, we did not meet certain cash flow thresholds as required by the senior notes indenture. No distributions to the partners may be made until these thresholds are met. For a further discussion of the senior note cash flow thresholds see Note 6 to the financial statements.

Item 6.     Selected Financial Data

The following selected financial data presents our historical operating information for each of the five years in the period ended December 31, 2002 presented in accordance with accounting principles generally accepted in the United States of America.

	2002	2001	2000	1999	1998
	(in thousands, except per unit amounts)
Income Statement Data:
Revenues	$254,359	$278,481	$303,534	$292,982	$284,251
Operating profit	42,246	55,016	61,312	59,671	58,960
Net income	2,974	15,297	20,965	17,838	16,950
Net income per limited partner unit (1,470 Units)	1,922	9,886	13,549	11,528	10,954

Balance Sheet Data:
Total assets	$484,239	$501,086	$509,510	$522,943	$528,340
Total liabilities	504,148	512,856	518,755	537,815	552,230
Cash distributions per limited partner unit (1,470 Units)	7,182	11,534	11,110	6,000	6,900

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The operating environment for 2002 presented many challenges including significantly reduced airline travel, slower growth in the economy and general international unrest due to the threat of further terrorist activity. As a result, the lodging industry in general, as well as our hotels, experienced significant declines in revenues and operating profits. We expect some of these conditions to persist into 2003. We expect that RevPAR for full year 2003 will be comparable to 2002 or down modestly, and that there will be continued pressure on operating expenses as a result of rising wages, benefits and insurance costs and general inflation.

Recent Events

Cash from operations during 2002 was sufficient to meet our debt service obligations. However, because of the seasonality of cash flows inherent in the operations of our hotels, we accessed a debt service reserve account and made use of certain subordination features of our ground leases with Marriott International and their affiliates and our management agreements with Courtyard Management Company to meet our debt service obligations that were due on or about February 1, 2003. None of these actions represent defaults under any of our agreements, nor are they in breach of any covenants under any of our agreements.

Specifically, we used approximately $5.7 million of a $6.8 million debt service reserve that is maintained in accordance with our senior notes indenture towards the payment of the semi-annual coupon amount which was due under the senior notes on February 3, 2003. We are obligated to refund these amounts in the future to the extent we have Consolidated Excess Cash Flow, as defined in the senior notes indenture. Additionally, we invoked a provision available to us under our ground leases which required our ground lessor to return approximately $1.2 million of ground rent paid in 2002. These proceeds were applied to our debt service payments under our senior notes and under our mortgage notes. Finally, we exercised subordination provisions which subordinated approximately $1.4 million of ground rent and management fees due various affiliates of Marriott International to assist in making the debt service payment due on our mortgage notes on January 29, 2003, and an additional $0.3 million to make the payment due on our mortgage notes on February 26, 2003.

Results Of Operations

2002 Compared to 2001

Revenues.    Revenues decreased $24.1 million, or 8.7%, to $254.4 million in 2002 from $278.5 million in 2001 as a result of the continued weakness in demand at our hotels which was exacerbated in some markets by increased competition in the upscale category. RevPAR decreased as a result of the 2.7 percentage point decrease in average occupancy to 68.8% and a 6.4% decrease in the average room rate to $88.78.

Property-level costs and expenses.    Property-level costs and expenses declined $7.2 million, or 5.2%, to $132.5 million during 2002 compared to 2001. These expenses declined due to both the decline in occupancy at the hotels and the broad-based cost-cutting efforts undertaken at our hotels that began in 2001. As a percentage of revenues, property-level costs and expenses represented approximately 52.1% and 50.2% during 2002 and 2001, respectively.

Management Fees.    Management fees represent base, Courtyard and incentive fees. Base and Courtyard management fees, which are calculated as a percentage of total hotel revenues, decreased by 8.7%, or $1.4 million, in 2002 when compared to 2001. The decrease is consistent with the decline in hotel revenues. Incentive management fees are calculated as a percentage of operating profit, as defined in the management agreements. These fees declined $2.2 million, or 18.5%, to $9.7 million in 2002 when compared to 2001. The decrease in these fees for 2002 is due to the 23.2% decline in operating profit at the hotels. The entire $9.7 million incentive management fee earned by the manager during 2002 has been accrued and is included in “Management fees due to Courtyard Management Corporation” on the balance sheet. In accordance with the management agreements, deferred incentive management fees are paid only to the extent that cash flows exceed debt service, a priority return to equity and current incentive management fees.

Operating Profit.     Operating profit for 2002 declined by $12.8 million compared to 2001. Operating profit represented 16.6% of total revenues for 2002 and 19.8% for 2001.

Net Income.    Net income decreased by $12.3 million in 2002 to $3.0 million from $15.3 million in 2001 as a result of the items discussed above.

2001 Compared to 2000

Revenues.    Revenues decreased $25.0 million, or 8.2%, to $278.5 million in 2001 from $303.5 million in 2000 as a result of the September 11, 2001 terrorist attacks and the continued overall weakness in the economy. RevPAR decreased as the result of a 6.8 percentage point decrease in the average occupancy to 71.5%, which was offset by a 1% increase in the average daily room rate to $94.80.

Property-level costs and expenses.    Property-level costs and expenses declined $12.6 million, or 8.3%, to $139.7 million during 2001 compared to 2000. The decrease is primarily due to a $5.0 million, or 8.1%, decrease in rooms costs and expenses as well as a $5.8 million, or 7.8%, decrease in selling, administrative and other costs. These declines are due to a decrease in controllable expenses such as wages, reservation costs and supplies as a result of the manager’s cost-cutting efforts and decreased occupancy at our hotels.

Management Fees.    Base and Courtyard management fees decreased by 8.3%, or $1.5 million in 2001 when compared to 2000. The decrease in management fees is consistent with the decline in hotel revenues. Incentive management fees declined $1.9 million, or 13.8%, to $11.9 million in 2001 when compared to 2000. The decrease in these fees for 2001 is the result of the decline in operating profit at the hotels.

Operating Profit.    Operating profit for 2001 declined by $6.3 million compared to 2000. Operating profit represented 19.8% and 20.2% of total revenues for 2001 and 2000, respectively.

Net Income.    Net income decreased by $5.7 million in 2001 to $15.3 million from $21.0 million in 2000 primarily due to the changes in revenues and expenses discussed above.

Liquidity and Capital Resources

As of December 31, 2002, we have $8.1 million of unrestricted cash. Our principal source of cash is from operations. Our principal uses of cash are to make debt service payments, fund capital expenditures for property-improvements and to make distributions to the partners.

While there was sufficient cash from operations to make the required debt service payments during 2002, as a result of the weak economy and the decline in travel patterns, operating results at our properties decreased significantly in comparison to prior-year levels. Under the terms of our management agreements and our ground leases with Marriott International and their affiliates, a portion of the base management fee and all of the ground rent and incentive management fees due Marriott International and their affiliates are subordinate to debt service payments on our senior notes and multi-class commercial mortgage pass-through certificates, or Certificates. During 2002, we were able to make the required debt service payments without the use of these subordination provisions. Based on our current forecasts for 2003, we expect that our hotels will generate sufficient cash flow from operations to fund our remaining debt service obligations. However, because of seasonality issues arising from the fact that the months of November, December and January represent the lowest monthly levels of cash flow from operations for our hotels, we utilized a debt service reserve and certain subordination provisions available to us, as described above under “Recent Events”. As of the end of 2003, we expect to have repaid some, but not all, of the approximate $5.7 million drawn on the senior notes debt service reserve. Because we are not in compliance with certain cash flow coverage covenants under our senior notes indenture, we are currently restricted from repaying the amounts subordinated on or about February 1, 2003 under our ground leases and under our management agreements until we again satisfy the cash flow covenants and have fully replenished the debt service reserve.

We will be required to replenish the debt service reserve and repay deferred ground rent and management fee amounts prior to making equity distributions and establishing reserves for future operating capital needs and maintenance capital expenditures.

In accordance with our management agreements, to maintain and upgrade our hotels we place in a property improvement fund an amount equal to 6.5% of revenue or (approximately $16.5 million in 2002). As of December 31, 2002, the balance in the property improvement fund was $39.4 million, which includes the impact of expenditures funded from the account of approximately $8.7 million during 2002. The manager has proposed capital improvements over the next several years that include design and technological improvements to modernize and enhance the functionality and appeal of our hotels. The total proposed capital expenditure budget exceeds the amount expected to be in the property improvement fund. Generally, the partners are not obligated to fund improvements to the extent that they exceed the amounts reserved for in the property improvement fund under the management agreements.

Cash provided by operations.    The decrease in cash provided by operations during 2002 is primarily due to the decrease in operations from the prior year, partially offset by the deferral of management fees. The increase in cash provided by operations in 2001 is primarily due to the deferral of $11.9 million of management fees.

Cash used in investing activities.    Investing activities consist primarily of contributions to the property improvement fund and capital expenditures for improvements to the hotels. Contributions to the property improvement fund were 6.5% of total hotel revenues as of October 24, 2000 and 5% of total hotel revenues prior to October 24, 2000. Property improvement fund expenditures and other activity includes expenditures for the replacement of furniture, fixtures and equipment offset by interest income earned by the fund.

Cash used in financing activities.    Financing activities primarily include the repayment of principal on our commercial mortgage-backed securities and distributions to general and limited partners. Distributions for 2001 include $0.5 million that was owed to the former partners who held partnership units prior to the acquisition of the partnership by Courtyard JV. Cash used in financing in 2002 also includes the funding and utilization of the debt service reserves required under our debt agreements.

Senior Notes.    Our senior notes are rated by Moody’s and Standard & Poor’s. As a result of the reduced operating levels at our hotels due, in part, to the weak economy, the credit rating assigned to these senior notes was downgraded by Moody’s on March 26, 2003, and there is risk that the rating agencies may take further action, which could negatively impact the value of the notes. Standard & Poor’s continues to have a negative outlook in conjunction with credit ratings assigned to the senior notes and the lodging industry in general. Further, under the terms of the senior notes indenture, our ability to make certain distributions and payments is dependent on our maintaining certain levels of excess cash flow. For the third and fourth quarters of 2002, the levels were not maintained. As a result, we suspended distributions to our partners and restricted other payments. Additionally, we are required to fund a separate supplemental debt-service reserve account in an amount equal to the amount of Consolidated Excess Cash Flow, as defined in the senior note indenture, for each quarter until excess cash flow meets specific levels. Consolidated Excess Cash Flow of approximately $1.4 million was deposited into the supplemental debt service reserve during 2002. Prior to funding additional amounts to the supplemental debt service reserve, we must first fully replenish the funds drawn from the regular debt service reserve up to an amount equal to one six-month interest payment ($5.7 million was drawn from the reserve in February 2003). As a result, we do not expect to have sufficient Consolidated Excess Cash Flow to fund additional amounts into the supplemental debt service reserve in 2003. To the extent that the escrow exceeds two semi-annual interest payments (approximately $13.7 million), we are required to offer to purchase the senior notes at par in an amount equal to the greater of (i) the amount by which the escrow exceeds two semi-annual interest payments and (ii) $5 million. Based on our current estimates of operating results, we do not believe we will be required to make purchases under this provision in 2003.

Contractual Obligations

The table below summarizes our obligations for principal payments on our debt and future minimum lease payments on our operating and capital leases (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$429	$21	$47	$54	$307
Operating lease obligations	1,884	14	27	26	1,817

Total	$2,313	$35	$74	$80	$2,124

(1)	The amounts shown include amortization of principal and debt maturities on our mortgage debt and senior notes.

Inflation

Our properties have been impacted by inflation through its effect on increasing costs. Over the past three years, inflation has grown an average of 2.6% based on Consumer Price Index statistics provided by the U. S. Department of Labor. Unlike other real estate, hotels have the ability to change room rates on a daily basis, so the impact of higher inflation can often be passed on to customers. However, the current weak economic environment has resulted in a decline in demand and has restricted our manager’s ability to raise room rates to offset rising costs.

Critical Accounting Policies

Our consolidated financial statements include accounts of the partnership and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. All of our significant accounting policies are disclosed in Note 2 to the financial statements. The following critical accounting policies require the use of business judgment or significant estimates to be made.

•	Determination of Fair Value of Long-Lived Assets. The determination of the fair value or impairment of assets is based on a number of assumptions including results of future operations and expected cash flows. Judgment is required for determining the growth rate of these properties, needs for capital expenditures as well as specific market and economic conditions. Additionally, the timing of this determination can be affected by the classification of these assets as held-for-sale or investment.

•	Depreciation and Amortization Expense. Depreciation expense is based on the estimated useful life of our assets. Amortization expense for leasehold improvements is the shorter of the lease term or the estimated useful life of the related assets. The lives of the assets are based on a number of assumptions including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on sale of any of the assets.

•	Incentive Management Fees. Incentive management fees due to the manager are accrued when earned, whether or not paid, based on the stated formula in the management agreements. However, judgment can be required during interim reporting periods as a result of the change in allocation ratios at specified times or upon the occurrence of certain events. Fees earned on a full year basis are not affected because the management fees are determined annually, however, there can be variation among the quarters which may affect reported results.

New Accounting Standards.    In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not expect the statement to have a significant impact on our financial position or operating results.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of this standard, which primarily relate to the rescission of Statement 4, eliminate the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. These provisions are effective in fiscal years beginning after May 15, 2002. We will implement the provisions of SFAS No. 145 beginning in fiscal year 2003. We do not expect the statement to have a significant impact on our financial position or operating results.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The standard provides guidance beyond that previously specified in Statement 121 to determine when a long-lived asset should be classified as held for sale and further guidance on the determination of impairment on long-lived assets, among other things. This Statement is effective for fiscal years beginning after December 15, 2001. We adopted the statement on January 1, 2002.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

We do not have a significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes. As of December 31, 2002, all of our debt has a fixed interest rate. The table below provides information about our debt obligations.

	Expected Maturity Date
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	($ in millions)
Fixed rate debt	$20	$22	$24	$26	$28	$307	$429	$459
Average interest rate	7.9%	7.9%	7.9%	7.9%	7.9%	9.1%

Item 8.    Financial Statements And Supplementary Data

Independent Auditors’ Report

To the Partners of

Courtyard by Marriott II Limited Partnership:

We have audited the accompanying consolidated balance sheet of Courtyard by Marriott II Limited Partnership (a Delaware limited partnership) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for the year then ended. In connection with our audit of the 2002 consolidated financial statements, we have also audited the related financial statement Schedules I and III as listed in the index as Item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the general partner’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit. The 2001 and 2000 consolidated financial statements and financial statement schedules of the partnership were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedules in their report dated March 18, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Courtyard by Marriott II Limited Partnership and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the partnership adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in 2002.

KPMG LLP

McLean, Virginia

March 14, 2003

LEGEND

For the years ended December 31, 2001 and 2000, Arthur Andersen LLP was our auditor. The auditor report shown below is a copy of the previously issued report from Arthur Andersen LLP. Arthur Andersen has not reissued the report.

Report of Independent Public Accountants

To the Partners of

Courtyard by Marriott II Limited Partnership:

We have audited the accompanying consolidated balance sheets of Courtyard by Marriott II Limited Partnership (a Delaware limited partnership) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for the three years ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the general partner’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index at Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Vienna, Virginia

March 18, 2002

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(in thousands)

	2002	2001
ASSETS
Property and equipment, net	$401,776	$418,885
Deferred financing costs, net of accumulated amortization	7,975	9,547
Due from Courtyard Management Corporation	6,071	9,117
Other assets	1	—
Property improvement fund	39,396	30,513
Restricted cash	20,969	22,535
Cash and cash equivalents	8,051	10,489

	$484,239	$501,086

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
LIABILITIES
Debt	$429,278	$448,605
Management fees due to Courtyard Management Corporation	52,965	43,288
Due to Marriott International, Inc. and affiliates	8,455	8,574
Accounts payable and accrued liabilities	13,450	12,389

Total liabilities	504,148	512,856

PARTNERS’ CAPITAL (DEFICIT)
General partner	8,900	9,307
Limited partners	(28,809)	(21,077)

Total partners’ deficit	(19,909)	(11,770)

	$484,239	$501,086

See notes to consolidated financial statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands, except per unit amounts)

	2002	2001	2000
REVENUES
Rooms	$234,223	$254,880	$275,877
Food and beverage	14,838	15,858	18,057
Other	5,298	7,743	9,600

Total revenues	254,359	278,481	303,534

OPERATING COSTS AND EXPENSES
Rooms	53,752	56,967	62,008
Food and beverage	12,460	14,166	15,989
Selling, administrative and other	66,299	68,598	74,361
Depreciation	25,856	27,956	28,583
Ground rent	12,471	13,020	13,741
Property taxes	12,059	11,839	11,652
Insurance and other	3,227	2,000	2,059
Partnership expense	1,051	339	1,839
Management fees	24,938	28,580	31,990

Total operating costs and expenses	212,113	223,465	242,222

OPERATING PROFIT	42,246	55,016	61,312
Interest expense	(39,940)	(41,260)	(42,461)
Interest income	668	1,541	2,114

NET INCOME	$2,974	$15,297	$20,965

NET INCOME PER LIMITED PARTNER UNIT (1,470 Units)	$1,922	$9,886	$13,549

See notes to consolidated financial statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	General Partner	Limited Partners	Total
Balance, December 31, 1999	$8,311	$(23,183)	$(14,872)

Capital contributions	50	950	1,000
Capital distributions	—	(16,338)	(16,338)
Net income	1,048	19,917	20,965

Balance, December 31, 2000	9,409	(18,654)	(9,245)

Capital distributions	(867)	(16,955)	(17,822)
Net income	765	14,532	15,297

Balance, December 31, 2001	9,307	(21,077)	(11,770)

Capital distributions	(556)	(10,557)	(11,113)
Net income	149	2,825	2,974

Balance, December 31, 2002	$8,900	$(28,809)	$(19,909)

See notes to consolidated financial statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	2002	2001	2000
OPERATING ACTIVITIES
Net income	$2,974	$15,297	$20,965
Depreciation	25,856	27,956	28,583
Amortization of deferred financing costs as interest	1,572	1,572	1,571
Straight-line rent adjustment	(119)	(119)	(119)
(Gain)/loss on disposition of fixed assets	—	(4)	17
Changes in operating accounts:
Accounts payable and accrued liabilities	1,061	285	98
Management fees due to Courtyard Management Corporation	9,677	11,871	(2,388)
Other assets	(1)	—	—
Change in real estate tax and insurance reserve	(1,068)	(322)	9
Change in working capital reserve	16	88	(53)
Due from Courtyard Management Corporation	3,046	(664)	342

Cash provided by operating activities	43,014	55,960	49,025

INVESTING ACTIVITIES
Additions to property and equipment, net	(8,747)	(7,739)	(13,286)
Contributions to the property improvement fund	(16,533)	(18,101)	(15,910)
Property improvement fund expenditures and other activity	7,650	6,500	2,393

Cash used in investing activities	(17,630)	(19,340)	(26,803)

FINANCING ACTIVITIES
Repayment of principal	(19,327)	(17,934)	(16,642)
Change in debt service reserve	2,618	(3,886)	(72)
Capital distributions	(11,113)	(17,822)	(16,338)
Capital contributions	—	—	1,000

Cash used in financing activities	(27,822)	(39,642)	(32,052)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,438)	(3,022)	(9,830)
CASH AND CASH EQUIVALENTS at beginning of year	10,489	13,511	23,341

CASH AND CASH EQUIVALENTS at end of year	$8,051	$10,489	$13,511

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for mortgage interest	$38,369	$39,688	$40,855

See notes to consolidated financial statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    The Partnership

Description of the Partnership.    Courtyard by Marriott II Limited Partnership (“we” or the “partnership”), a Delaware limited partnership, was formed on August 31, 1987 to acquire and own 70 Courtyard by Marriott hotels and the land on which certain of the hotels are located. The hotel properties are located in 29 states in the United States. The hotels are managed as part of the Courtyard by Marriott hotel system by Courtyard Management Corporation, also referred to as the manager, a wholly-owned subsidiary of Marriott International, Inc.

On March 9, 2000, Host Marriott, L.P. and certain of its wholly-owned subsidiaries, also referred to as Host LP, and a wholly-owned subsidiary of Marriott International, Inc., also referred to as Marriott International, entered into a settlement agreement to resolve pending litigation. In accordance with the terms of the settlement agreement on November 28, 2000, CBM Joint Venture LLC, or the Courtyard JV, which is a joint venture among Host LP and its subsidiaries and a subsidiary of Marriott International, acquired 100% of the general partner and limited partner units. As a result, Courtyard JV became the holder indirectly of our partnership units.

The partnership owns the hotels through Courtyard II Associates, L.P., also referred to as Associates, in which the partnership is a 98% limited partner and a 1% general partner and Courtyard II Associates Management Corporation, a wholly-owned subsidiary which holds the other 1% managing general partner interest.

Partnership Allocations and Distributions.    Partnership allocations and distributions are generally made as follows:

a.	Cash available for distribution, refinancing proceeds and proceeds from the sale of less than substantially all of the partnership’s assets are distributed to the partners in accordance with their respective partnership interest. Proceeds from the sale of substantially all of the assets of the partnership will be distributed to the partners pro-rata in accordance with their capital account balances after payment of the debts of the partnership and the creation of reserves for contingent liabilities.

b.	Net profits and losses are generally allocated to the partners in proportion to their respective partnership interest.

Note 2.    Summary Of Significant Accounting Policies

Basis of Presentation.    The assets and liabilities in these consolidated financial statements are recorded at historical basis.

Use of Estimates in the Preparation of Financial Statements.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation.    We consolidate entities (in the absence of other factors determining control) when we own over 50% of the voting shares of another company or, in the case of partnership investments, when we own a majority of the general partnership interest. All material intercompany transactions and balances have been eliminated.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues.    Revenue from the operations of our hotels is recognized when the services are provided.

Property and Equipment.    Property and equipment is recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings and three to ten years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

We assess impairment of our real estate properties based on whether it is probable that estimated undiscounted future cash flows from each individual property will be less than its net book value. If a property is impaired, a loss is recorded for the difference between the fair value and the net book value of the hotel.

We will classify a hotel as held for sale in the period in which we have made the decision to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which would cause the transaction not to be completed in a timely manner. If these criteria are met, we will record an impairment loss if the fair value less costs to sell is lower than the carrying amount of the hotel. Beginning January 1, 2002, we classify the loss, together with operating results, as discontinued operations on our statement of operations and classify the related assets on the balance sheet as held for sale.

Deferred Charges.    Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt. From 1995 to 1997, we paid a total of $18.9 million in refinancing costs related to the senior notes and the Certificates, defined in Note 6. At December 31, 2002 and 2001, accumulated amortization of refinancing costs totaled $10.9 million and $9.3 million, respectively.

Ground Rent.    The land leases include scheduled increases in minimum rents for each property. These scheduled rent increases, which are included in minimum lease payments, are being recognized by us on a straight-line basis over the lease terms of approximately 80 years. The reduction in ground rent expense to reflect minimum lease payments on a straight-line basis totaled $119,000 for each year. The related liability is included in “Due to Marriott International and affiliates” on the accompanying consolidated balance sheets.

Income Taxes.    Provision for federal and state income taxes has not been made in the accompanying consolidated financial statements as we do not pay income taxes, but rather, allocate our profits and losses to the individual partners. Significant differences exist between the net income for financial reporting purposes and the net income reported in our tax return. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets, difference in the timing of recognition of certain fees and straight-line rent adjustments. As a result of these differences, the excess of our net liabilities reported in the accompanying consolidated financial statements over our net liabilities for tax purposes was approximately $23.8 million and $11.2 million, respectively as of December 31, 2002 and 2001.

Cash and Cash Equivalents.    We consider all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Restricted Cash.    We were required to establish certain reserves pursuant to the terms of our debt and management agreements. The balances in those reserves as of December 31 are as follows (in thousands):

	2002	2001
Debt service reserve	$6,848	$6,857
Supplemental debt service reserve	1,416	—
Real estate tax and insurance reserve	7,700	6,632
Deposit reserve	3	4,028
Working capital reserve	5,002	5,018

	$20,969	$22,535

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications.    Certain reclassifications were made to the prior year financial statements to conform to the 2002 presentation.

Application of New Accounting Standards.    In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not expect the statement to have a significant impact on our financial position or operating results.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of this standard, which primarily relate to the rescission of Statement 4, eliminate the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. These provisions are effective in fiscal years beginning after May 15, 2002. We will implement the provisions of SFAS No. 145 beginning in fiscal year 2003. We do not expect the statement to have a significant impact on our financial position or operating results.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The standard provides guidance beyond that previously specified in SFAS No. 121 to determine when a long-lived asset should be classified as held for sale and further guidance on the determination of impairment on long-lived assets, among other things. This Statement is effective for fiscal years beginning after December 15, 2001. We adopted the statement on January 1, 2002.

Note 3.    Property and Equipment

Property and equipment consists of the following as of December 31 (in thousands):

	2002	2001
Land	$25,541	$25,541
Leasehold improvements	313,732	311,190
Building and improvements	256,581	255,971
Furniture and equipment	133,968	130,766
Construction in progress	4,024	1,631

	733,846	725,099
Less accumulated depreciation	(332,070)	(306,214)

	$401,776	$418,885

Note 4.    Estimated Fair Value of Financial Instruments

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

	As of December 31, 2002		As of December 31, 2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt
Certificates	$301,878	$328,706	$321,205	$335,483
Senior notes	127,400	130,744	127,400	132,735
Management fees due to Courtyard
Management Corporation	52,965	23,876	43,288	17,480

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of senior notes and the Certificates are based on the quoted market prices. Management fees due to the manager are valued based on the expected future payments from operating cash flow discounted at estimated risk adjusted rates.

Note 5.    Amounts Paid to the General Partner and Marriott International, Inc.

The chart below summarizes amounts paid by us to the general partner and Marriott International for the years ended December 31, 2002, 2001 and 2000 (in thousands). The table does not include ground lease payments made to Marriott International and its affiliates. The ground lease payments to Marriott International and its affiliates were $10.5 million, $11.0 million and $10.9 million in 2002, 2001 and 2000, respectively. These fees are presented in the statement of operations within selling, administrative, and other, management fees and partnership expense for the years presented.

	2002	2001	2000
Marriott International, Inc.:
Base management fee	$8,903	$9,747	$10,624
Chain services and Marriott Rewards Program	7,234	8,402	9,047
Courtyard by Marriott system fee	6,359	6,962	7,588
Marketing fund contribution	5,315	5,877	6,395

	$27,811	$30,988	$33,654

General Partner:
Administrative expenses reimbursed	$972	$244	$871

Note 6.    Debt

Our debt consists of the following (in thousands):

	At December 31,
	2002	2001
Certificates	$301,878	$321,205
Senior notes	127,400	127,400

	$429,278	$448,605

Senior Notes.    The senior notes of $127.4 million were issued by us, bear interest at 10.75%, require semi-annual payments of interest and require no payments of principal until maturity on February 1, 2008. The senior notes are secured by a first-priority pledge by us of (i) 99% of the partnership interest (consisting of a 98% limited partner interest and a 1% general partner interest) in Associates and (ii) 100% of our equity interest in the managing general partner of Associates.

Our senior notes are rated by Moody’s and Standard & Poor’s. As a result of the reduced operating levels at our hotels due, in part, to the weak economy, the credit rating assigned to these senior notes was downgraded by Standard & Poor’s during 2002. Under the terms of the senior notes indenture, our ability to make certain distributions and payments is dependent on our maintaining certain levels of excess cash flow. For the third and fourth quarters of 2002, the levels were not maintained. As a result, we suspended distributions to our partners and other restricted payments. Additionally, we are required to fund a separate supplemental debt-service reserve account in an amount equal to the amount of Consolidated Excess Cash Flow, as defined in the senior note

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indenture, for each quarter until excess cash flow meets specific levels. The supplemental debt service reserve is in addition to the debt service reserve which is required to be an amount equal to at least one six-month interest payment on the senior notes. Consolidated Excess Cash Flow of approximately $1.4 million was deposited into the supplemental debt service reserve during 2002. To the extent that the escrow exceeds two semi-annual interest payments (approximately $13.7 million), we are required to offer to purchase the senior notes at par in an amount equal to the greater of (i) the amount by which the escrow exceeds two semi-annual interest payments and (ii) $5 million. Accordingly, subsequent to the third quarter of 2002, we have not made any distributions to our partners or other restricted payments and will not do so until excess cash flow has met the required level.

The senior notes may be redeemed, at our option, at a premium of 1.792% as of February 1, 2003 and at par beginning as of February 1, 2004. The senior notes are non-recourse to us and the holders of our partnership units.

Under the senior notes indenture, a change of control of the partnership occurred in 2000 in conjunction with the settlement agreement and subsequent purchase by Courtyard JV of all the partnership units. As a result, in accordance with the terms of the senior notes’ indenture, a tender offer commenced for the senior notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon. The tender offer was completed on January 26, 2001 and approximately $11.6 million of senior notes were purchased, representing approximately 9% of the outstanding notes. The notes, which were purchased by Courtyard JV, were resold on March 27, 2001.

Certificates.    CBM Funding Corporation, or CBM Funding, a wholly-owned subsidiary of Associates, issued $410.2 million of multi-class commercial mortgage pass-through certificates, or Certificates. The Certificates require monthly payments of principal and interest based on a 17-year amortization schedule. The Certificates mature on January 29, 2008. However, the maturity date of the Certificates may be extended until January 28, 2013 with the consent of 66 2/3% of the holders of the outstanding Certificates affected thereby. The Certificates were issued in the following classes and pass-through rates of interest.

Class	Initial Certificate Balance	Pass-Through Rate
Class A-1	$45,500,000	7.550%
Class A-2	50,000,000	6.880%
Class A-3P & I	129,500,000	7.080%
Class A-3IO	Not Applicable	0.933%
Class B	75,000,000	7.480%
Class C	100,000,000	7.860%
Class D	10,200,000	8.645%

The Class A-3IO Certificates require payments of interest only based on a notional balance equal to the Class A-3P & I Certificate balance. The balances of the Certificates were $301.9 million and $321.2 million at December 31, 2002 and 2001, respectively. Principal payments of $19.3 million and $17.9 million on the Certificates were made during 2002 and 2001, respectively. The weighted average interest rate on the Certificates is 7.9%.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Certificates’ maturities as of December 31, 2002 are as follows (in thousands):

2003	$20,827
2004	22,444
2005	24,186
2006	26,064
2007	28,087
Thereafter	180,270

$301,878

Proceeds from the sale of the Certificates were utilized by CBM Funding to provide a mortgage loan to Associates. The mortgage loan is secured primarily by cross-defaulted and cross-collateralized mortgages representing first-priority mortgage liens on (i) the fee or leasehold interest in 69 of our hotels (excluding the Deerfield hotel), related furniture, fixtures and equipment and the property improvement fund, (ii) the fee interest in the land leased from Marriott International or their affiliates on which 53 hotels are located, (iii) a pledge of Associates membership interest in and the related right to receive distributions from CBM Associates II (“Associates II”) which owns the Deerfield hotel and (iv) an assignment of the management agreements, as defined below. The mortgage loan is non-recourse to Associates, the partnership and the partners.

Operating profit, as defined, from our hotels in excess of debt service on the mortgage loan is available to be distributed to us. Amounts distributed to us after payment of amounts due to the manager and ground lessors under the management agreements are used for the following, in order of priority: (i) for debt service on the senior notes, (ii) to fund the supplemental debt service reserve, if necessary, (iii) to offer to purchase a portion of the senior notes at par, if necessary, (iv) for working capital as discussed in Note 8 and (v) for distributions to our partners. The net assets (all of which are restricted) of Associates was $97.8 million and $106.4 million as of December 31, 2002 and 2001, respectively.

Prepayments of the mortgage loan are permitted with the payment of a premium. The prepayment premium is equal to the greater of (i) one percent of the mortgage loan being prepaid or (ii) a yield maintenance amount based on a spread of .25% or .55% over the U.S. treasury rate, depending on the class of Certificate being prepaid.

Pursuant to the terms of the Certificate and the mortgage loan, we are required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of Marriott International is downgraded below a certain level by Standard and Poor’s Rating Services which occurred effective April 1, 1997. The real estate tax and insurance reserve is included in restricted cash. The balance in the real estate tax and insurance reserve as of December 31, 2002 and 2001 was $7.7 million and $6.6 million, respectively. Additionally, all cash from operations is placed in a deposit reserve established and maintained by the lender, and distributions from this reserve are paid in order of priority in accordance with our lending agreement.

Note 7.    Leases

The land on which 53 of our hotels are located is leased from Marriott International and their affiliates. In addition, eight of our hotels are located on land leased from third parties. The land leases have remaining terms (including all renewal options) expiring between the years 2024 and 2068. The land leases provide for rent based on specific percentages (from 2% to 15%) of certain revenue categories subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. Our lease activities also include leases entered into by our hotels for various types of equipment, such as computer equipment, vehicles and telephone systems.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the mortgage debt refinancing, we, as lessee, transferred our rights and obligations pursuant to our 53 hotel ground leases with Marriott International and their affiliates to Associates. Additionally, Marriott International and their affiliates agreed to defer receipt of their ground lease payments to the extent that we, or Associates, have insufficient funds for debt service payments on the senior notes and/or the mortgage loan.

Minimum future rental payments during the term of the leases as of December 31, 2002 are as follows (in thousands):

Lease Year	Ground Leases	Telephone, Equipment and Other Leases
2003	$12,127	$1,333
2004	12,178	1,333
2005	12,688	1,333
2006	13,008	—
2007	13,067	—
Thereafter	1,817,130	—

	$1,880,198	$3,999

Rent expense consists of:

	2002	2001	2000
	(in thousands)
Minimum rentals on operating leases	$13,479	$13,690	$14,202
Additional rentals based on sales	684	1,594	2,348

	$14,163	$15,284	$16,550

Note 8.    Management Agreements

In October 2000, in connection with the acquisition of the partnership by Courtyard JV, Host LP, Marriott International and Courtyard JV agreed to certain proposed amendments to the partnership’s management agreements that would take effect at such time as all required consents of the partnership’s lenders have been obtained. Those proposed amendments primarily related to the computation of owner’s priority distribution and future subordination requirements. The partnership and the manager also agreed to increase the annual contributions to the partnership’s furniture, fixtures and equipment reserve from 5.0% to 6.5% of gross revenues and such increase became effective in the fourth quarter of 2000.

In August 2002, Host LP and certain of its subsidiaries, Marriott International and certain of its subsidiaries, and Courtyard JV entered into an agreement that contemplates that upon receipt of any necessary consents of the partnership’s lenders, the partnership and the manager will enter into agreed upon amendments to the management agreements. These amendments include providing the partnership additional approval rights over hotel operating budgets and shared-service programs and easing restrictions on persons and entities to whom the partnership may sell its hotels.

The consent of the partnership’s lenders may be required in order for the various proposed amendments to become effective. To date, the partnership has obtained the consent of the servicer on its mortgage loan to the October 2000 proposed amendments and the August 2002 proposed amendments. The partnership has not

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sought, and does not currently contemplate seeking consents, to the extent necessary, from the holders of its senior notes for either of the amendments. Pending effectiveness of the amendments, the agreement entered into in August 2002 requires that the parties cause the partnership and the manager to operate as if the proposed amendments to the management agreements were in effect, to the extent that they may do so without violating any terms of the partnership’s debt agreements. Certain changes to the management agreements become effective only in the event that the equity interests held by Marriott International in Courtyard JV fall below a specified percentage.

Term.    The management agreements have an initial term expiring in 2013. The manager may renew the term, as to one or more of the hotels, at its option, for up to three successive terms of 10-years each and one final term of five years. We may terminate the management agreements if, during any three consecutive years, specified minimum operating results are not achieved. However, the manager may prevent termination by paying us the amount by which the minimum operating results were not achieved. Upon the sale of a hotel, the management agreement may be terminated with respect to that hotel with payment of a termination fee. Prior to December 31, 2007, a maximum of 20 hotels may be sold free and clear of the management agreements with payment of the termination fee. The termination fee is calculated by the manager as the net present value of reasonably anticipated future incentive management fees.

Management Fees.    The management agreements provide for annual payments of (i) the base management fee equal to 3.5% of gross revenues from our hotels, (ii) the Courtyard management fee equal to 2.5% of gross revenues from our hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined (20% of operating profit after our partners have received refinancing proceeds equal to 50% of the excess of (a) $154.7 million over (b) cumulative distributions of adjusted sale proceeds).

Deferral Provisions.    One percent of the Courtyard management fee may be deferred through maturity of the senior notes and the mortgage loan to the extent that we or Associates have insufficient funds for debt service payments on the senior notes and the mortgage loan. The entire incentive management fee is deferred if a priority return (which is subordinate to other payments from available cash flows such as debt service, ground rent and current base and Courtyard management fees) equal to 10% of our invested capital is not met.

To the extent any Courtyard management fee, base management fee or incentive management fee is deferred, it will be added to deferred management fees. Deferred management fees accrue without interest. Payment of deferred management fees are currently restricted under the terms of the senior notes indenture. The payments cannot be made until such time as our debt service reserves (as required under the senior notes indenture, and including the supplemental debt service reserve described in Note 6) are fully funded and certain levels of excess cash flow required under the indenture are maintained.

During 2002 and 2001, no deferred incentive management fees were paid. During 2000, $1.9 million of deferred incentive management fees were paid. Deferred incentive management fees were $23.2 million and $13.6 million as of December 31, 2002 and 2001, respectively. We did not pay down any deferred base management fees during 2001 or 2002 but paid down $0.5 million during 2000. We did not pay down any deferred Courtyard management fees during 2002, 2001 or 2000. Deferred base management fees and deferred Courtyard management fees totaled $7.4 million and $22.3 million, as of December 31, 2002 and 2001, respectively.

Chain Services and Marriott’s Rewards Program.    The manager is required to furnish certain chain services which are generally furnished on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. In addition, the hotels participate in the Marriott Rewards Program. The

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

program provides benefits to frequent travelers who stay at Marriott-branded properties. Chain services and the reward program costs charged to the partnership under the management agreements were approximately $7.2 million in 2002, $8.4 million in 2001 and $9.0 million in 2000.

Working Capital.    We are required to provide the manager with working capital to meet the operating needs of our hotels. The manager converts cash advanced by us into other forms of working capital consisting primarily of inventories and trade receivables and payables which are maintained and controlled by the manager. Upon termination of the management agreements, the manager is required to convert working capital into cash and return it to us. As a result of these agreements, the individual components of working capital are not reflected in the accompanying consolidated balance sheets but rather are included in “Due from Courtyard Management Corporation.” As of December 31, 2002 and 2001, the working capital balance was $4.2 million and is included in “Due from Courtyard Management Corporation” on the accompanying balance sheets.

Additionally, we have established a working capital reserve, which is available for payment of hotel operating expenses in the event that there is a further downgrade in the long-term senior unsecured debt of Marriott International to a level below the rating which was effective April 1, 1997. The obligation to fund these amounts required by the management agreements is subordinate to debt service on the senior notes and the mortgage loan.

Property Improvement Fund.    The management agreements provide for the establishment of a furniture, fixtures and equipment reserve (property improvement fund) for the hotels. The funding of this reserve is based on a percentage of gross hotel revenues. The contribution to the property improvement fund was originally established at 5% for all hotels. In connection with the acquisition of the partnership units by Courtyard JV, the contribution percentage was increased to 6.5% as of October 24, 2000.

Note 9.    Environmental Contingency

Based upon a study completed in December 1995, we have become aware of environmental contamination at one of our fee-owned properties, the Deerfield hotel, caused by the previous use of the site as a landfill. The property represents less than 2% of our total assets as of December 31, 2002 and 2% of revenues for the year then ended. It has not been determined if there is a need for remediation, our potential responsibility, if any, for remediation and the extent of our possible liability for any remediation costs. We do not believe that any of the environmental matters are likely to have a material adverse effect on our business and operations.

Independent Auditors’ Report

To the Partners of

Courtyard II Associates, L.P. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Courtyard II Associates, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in partners’ capital and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the general partner’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 consolidated financial statements of the partnership were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 18, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Courtyard II Associates, L.P. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the partnership adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in 2002.

KPMG LLP

McLean, Virginia

March 14, 2003

LEGEND

For the years ended December 31, 2001 and 2000, Arthur Andersen LLP was our auditor. The auditor report shown below is a copy of the previously issued report from Arthur Andersen LLP. Arthur Andersen has not reissued the report.

Report of Independent Public Accountants

To the Partners of

Courtyard II Associates, L.P. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Courtyard II Associates, L.P. (a Delaware limited partnership) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners’ capital and cash flows for the three years ended December 31, 2001. These financial statements are the responsibility of the general partner’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Vienna, Virginia

March 18, 2002

COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(in thousands)

	2002	2001
ASSETS
Property and equipment, net	$401,776	$418,885
Deferred financing costs, net of accumulated amortization	5,610	6,716
Due from Courtyard Management Corporation	6,071	9,117
Property improvement fund	39,396	30,513
Restricted cash	7,703	10,660
Cash and cash equivalents	7,951	9,891

	$468,507	$485,782

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES
Mortgage debt	$301,878	$321,205
Management fees due to Courtyard Management Corporation	52,965	43,288
Due to Marriott International, Inc. and affiliates	8,455	8,574
Accounts payable and accrued liabilities	7,289	6,222

Total liabilities	370,587	379,289

MINORITY INTEREST	75	69

	370,662	379,358

PARTNERS’ CAPITAL
General partners	1,970	2,141
Limited partner	95,875	104,283

Total partners’ capital	97,845	106,424

	$468,507	$485,782

See accompanying notes to consolidated financial statements.

COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	2002	2001	2000
REVENUES
Rooms	$234,223	$254,880	$275,877
Food and beverage	14,838	15,858	18,057
Other	5,298	7,743	9,600

Total revenues	254,359	278,481	303,534

OPERATING COSTS AND EXPENSES
Rooms	53,752	56,967	62,008
Food and beverage	12,460	14,166	15,989
Selling, administrative and other	66,299	68,598	74,361
Depreciation	25,856	27,956	28,583
Ground rent	12,471	13,020	13,741
Property taxes	12,059	11,839	11,652
Insurance and other	2,871	1,620	1,856
Partnership expense	492	95	310
Management fee	24,938	28,580	31,990

Total operating costs and expenses	211,198	222,841	240,490

OPERATING PROFIT	43,161	55,640	63,044
Interest expense	(25,772)	(27,098)	(28,289)
Interest income	543	1,124	1,405
Minority interest expense	(7)	(11)	(14)

NET INCOME	$17,925	$29,655	$36,146

See accompanying notes to consolidated financial statements.

COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	General Partner	Limited Partners	Total
Balance, December 31, 1999	$2,048	$99,648	$101,696

Capital distributions	(616)	(30,112)	(30,728)
Net income	723	35,423	36,146

Balance, December 31, 2000	2,155	104,959	107,114

Capital distributions	(607)	(29,738)	(30,345)
Net income	593	29,062	29,655

Balance, December 31, 2001	2,141	104,283	106,424

Capital distributions	(530)	(25,974)	(26,504)
Net income	359	17,566	17,925

Balance, December 31, 2002	$1,970	$95,875	$97,845

See accompanying notes to consolidated financial statements.

COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	2002	2001	2000
OPERATING ACTIVITIES
Net income	$17,925	$29,655	$36,146
Depreciation	25,856	27,956	28,583
Amortization of deferred financing costs as interest	1,106	1,106	1,106
Gain/(loss) on disposition of fixed assets	—	(4)	17
Straight-line rent adjustment	(119)	(119)	(119)
Minority interest	7	11	14
Changes in operating accounts:
Due from Courtyard Management Corporation	3,046	(664)	342
Management fees due to Courtyard Management Corporation	9,677	11,871	(2,388)
Accounts payable and accrued liabilities	1,066	279	706
Real estate tax and insurance reserve	(1,068)	(322)	8

Cash provided by operations	57,496	69,769	64,415

INVESTING ACTIVITIES
Additions to property and equipment, net	(8,747)	(7,739)	(13,286)
Contributions to the property improvement fund	(16,533)	(18,101)	(15,910)
Property improvement fund expenditures and other activity	7,650	6,500	2,3930

Cash used in investing activities	(17,630)	(19,340)	(26,803)

FINANCING ACTIVITIES
Capital distributions	(26,504)	(30,345)	(30,728)
Change in debt service reserve	4,025	(4,014)	(14)
Repayment of principal	(19,327)	(17,934)	(16,642)

Cash used in financing activities	(41,806)	(52,293)	(47,384)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,940)	(1,864)	(9,772)
CASH AND CASH EQUIVALENTS at beginning of year	9,891	11,755	21,527

CASH AND CASH EQUIVALENTS at end of year	$7,951	$9,891	$11,755

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$24,667	$25,993	$27,159

See accompanying notes to consolidated financial statements.

COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    The Partnership

Description of the Partnership.    Courtyard II Associates, L.P., also referred to as Associates, a Delaware limited partnership, was formed December 22, 1995. Substantially all of the assets of Associates were contributed to Associates by Courtyard by Marriott II Limited Partnership, or the Partnership, on January 24, 1996, in connection with the Partnership’s refinancing (see Note 6). The managing general partner of Associates is Courtyard II Associates Management Corporation (a wholly-owned subsidiary of the Partnership) with a 1% general partner interest. The remaining partner interests are owned by the Partnership with a 1% general partner interest and a 98% limited partner interest.

CBM Funding Corporation, also referred to as CBM Funding, a wholly-owned subsidiary of Associates, was formed on December 29, 1995, to make a mortgage loan to Associates in connection with the refinancing. Associates directly owns 69 Courtyard hotels and the land on which certain of the hotels are located. One hotel located in Deerfield, Illinois, the Deerfield hotel, is owned by CBM Associates II LLC, also referred to as Associates II. Associates holds a 99% membership interest in Associates II and Courtyard II Associates Management Corporation holds the remaining 1% interest in Associates II, which is reflected as minority interest in the financial statements.

The 70 hotel properties are located in 29 states in the United States of America. The hotels are managed as part of the Courtyard by Marriott hotel system by Courtyard Management Corporation, also referred to as the manager, a wholly-owned subsidiary of Marriott International, Inc., also referred to as Marriott International.

Partnership Allocations and Distributions.    Allocations and distributions for Associates are generally made in accordance with the respective ownership interests as follows: (i) 98% to the limited partner, the Partnership, and (ii) 1% to each general partner, the Partnership and Courtyard II Associates Management Corporation.

Note 2.    Summary Of Significant Accounting Policies

Basis of Presentation.    The consolidated financial statements of Associates and its subsidiaries present the financial position, results of operations and cash flows of Associates as if it were a separate subsidiary of the Partnership for all periods presented. The assets and liabilities contributed to Associates have been recorded at the Partnership’s historical basis.

Use of Estimates in the Preparation of Financial Statements.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation.    Associates consolidates entities (in the absence of other factors determining control) when it owns over 50% of the voting shares of another company or, in the case of partnership investments, when it owns a majority of the general partnership interest. All material intercompany transactions and balances have been eliminated.

Revenues.    Revenue from the operations of the hotels is recognized when the services are provided.

COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment.    Property and equipment is recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings and three to ten years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

Associates assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from each individual property will be less than its net book value. If a property is impaired, a loss is recorded for the difference between the fair value and the net book value of the hotel.

Associates classifies a hotel as held for sale in the period in which the decision has been made to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which would cause the transaction not to be completed in a timely manner. If these criteria are met, an impairment loss will be recorded if the fair value less costs to sell is lower than the carrying amount of the hotel. Beginning January 1, 2002, the loss, together with operating results, is classified as discontinued operations on the statement of operations and the related assets are classified as held for sale on the balance sheet.

Deferred Charges.    Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt. At December 31, 2002 and 2001, accumulated amortization related to the Certificates was $7.7 million and $6.6 million, respectively.

Ground Rent.    The land leases include scheduled increases in minimum rents for each property. These scheduled rent increases, which are included in minimum lease payments, are being recognized by Associates on a straight-line basis over the lease terms of approximately 80 years. The reduction in ground rent expense to reflect minimum lease payments on a straight-line basis totaled $119,000 for each year. The related liability is included in “Due to Marriott International and affiliates” on the accompanying consolidated balance sheets.

Income Taxes.    Provision for federal and state income taxes has not been made in the accompanying consolidated financial statements since Associates does not pay income taxes, but rather, allocates its profits and losses to its partners. Significant differences exist between the net income for financial reporting purposes and the net income reported in Associates’ tax return. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets, differences in the timing of recognition of certain fees and straight-line rent adjustments. As a result of these differences, the excess of the net liabilities reported in the accompanying consolidated financial statements over the tax basis in the net liabilities was approximately $23.4 million and $11.3 million, respectively as of December 31, 2002 and 2001.

Cash and Cash Equivalents.    Associates considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Restricted Cash.    Associates was required to establish certain reserves pursuant to the terms of its debt and management agreements. The balances in those reserves as of December 31, 2002 are as follows (in thousands):

	2002	2001
Real estate tax and insurance reserve	$7,700	$6,632
Deposit reserve	3	4,028

	$7,703	$10,660

COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications.    Certain reclassifications were made to the prior year financial statements to conform to the 2002 presentation.

Application of New Accounting Standards.    In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. Associates does not expect the statement to have a significant impact on its financial position or operating results.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of this standard, which primarily relate to the rescission of Statement 4, eliminate the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. These provisions are effective in fiscal years beginning after May 15, 2002. We will implement the provisions of SFAS No. 145 beginning in fiscal year 2003. Associates does not expect the statement to have a significant impact on its financial position or operating results.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets SFAS No. 121” to determine when a long-lived asset should be classified as held for sale, among other things. Those criteria specify that the asset must be available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such assets, and the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, within one year. This Statement is effective for fiscal years beginning after December 15, 2001. Associates adopted the statement as of January 1, 2002.

Note 3.    Property and Equipment

Property and equipment consists of the following as of December 31 (in thousands):

	2002	2001
Land	$25,541	$25,541
Leasehold improvements	313,732	311,190
Building and improvements	256,581	255,971
Furniture and equipment	133,968	130,766
Construction in progress	4,024	1,631

	733,846	725,099
Less accumulated depreciation	(332,070)	(306,214)

	$401,776	$418,885

Note 4.    Estimated Fair Value of Financial Instruments

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

	As of December 31, 2002		As of December 31, 2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage debt	$301,878	$328,706	$321,205	$335,483
Management fees due to Courtyard Management Corporation	52,965	23,876	43,288	17,480

COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of the mortgage debt is based on the quoted market price. Management fees due to the manager are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.

Note 5.    Amounts Paid to the General Partner and Marriott International, Inc.

The chart below summarizes amounts paid by Associates to the general partner of the partnership and Marriott International for the years ended December 31, 2002, 2001 and 2000 (in thousands). The table does not include ground lease payments made to Marriott International and its affiliates. The ground lease payments to Marriott International and its affiliates were $10.5 million, $11.0 million and $10.9 million in 2002, 2001 and 2000, respectively. These fees are presented in the statement of operations within selling, administrative, and other, management fees and partnership expense for the years presented.

	2002	2001	2000
Marriott International, Inc.:
Base management fee	$8,903	$9,747	10,624
Chain services and Marriott Rewards Program	7,234	8,402	9,047
Courtyard by Marriott system fee	6,359	6,962	7,588
Marketing fund contribution	5,315	5,877	6,395

	$27,811	$30,988	$33,654

General Partner:
Administrative expenses reimbursed	$612	$185	$440

Note 6.    Mortgage Debt

On January 24, 1996, Associates completed the refinancing of the existing debt through $410.2 million of multiclass commercial mortgage pass-through certificates (the “Certificates”). The Certificates require monthly payments of principal and interest based on a 17-year amortization schedule. The Certificates mature on January 29, 2008. However, the maturity date of the Certificates may be extended until January 28, 2013 with the consent of 66 2/3% of the holders of the outstanding Certificates affected thereby. The Certificates were issued in the following classes and pass-through rates of interest.

	Initial Certificate	Pass-Through
Class	Balance	Rate
Class A-1	$45,500,000	7.550%
Class A-2	$50,000,000	6.880%
Class A-3P & I	$129,500,000	7.080%
Class A-3IO	Not Applicable	0.933%
Class B	$75,000,000	7.480%
Class C	$100,000,000	7.860%
Class D	$10,200,000	8.645%

The Class A-3IO Certificates require payments of interest only based on a notional balance equal to the Class A-3P & I Certificate balance. The balances of the Certificates were $301.9 million and $321.2 million at December 31, 2002 and 2001, respectively. Principal payments of $19.3 million and $17.9 million of the Certificates were made during 2002 and 2001, respectively. The weighted average interest rate for the Certificates is 7.9%.

COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Certificates’ maturities as of December 31, 2002 are as follows (in thousands):

2003	$20,827
2004	22,444
2005	24,186
2006	26,064
2007	28,087
Thereafter	180,270

$301,878

Proceeds from the sale of the Certificates were utilized by CBM Funding to provide a mortgage loan to Associates. The mortgage loan is secured primarily by 69 cross-defaulted and cross-collateralized mortgages representing first-priority mortgage liens on (i) the fee or leasehold interest in 69 of the hotels (excluding the Deerfield hotel), related furniture, fixtures and equipment and the property improvement fund, (ii) the fee interest in the land leased from Marriott International or their affiliates on which 53 hotels are located, (iii) a pledge of Associates membership interest in and the related right to receive distributions from Associates II which owns the Deerfield hotel and (iv) an assignment of the management agreements, as defined below. The mortgage loan is non-recourse to Associates, the Partnership and the partners.

Operating profit, as defined, from our hotels in excess of debt service on the mortgage loan is available to be distributed to Associates. Amounts distributed after payment of amounts due to the manager and ground lessors under the management agreements are used for the following, in order of priority: (i) for debt service on the senior notes, (ii) to fund the supplemental debt service reserve, if necessary, (iii) to offer to purchase a portion of  the senior notes at par, if necessary, (iv) for working capital as discussed in Note 8 and (v) for distributions to our partners.

Prepayments of the mortgage loan are permitted with the payment of a premium. The prepayment premium is equal to the greater of (i) one percent of the mortgage loan being prepaid or (ii) a yield maintenance amount based on a spread of .25% or .55% over the U.S. treasury rate, depending on the class of Certificate being prepaid.

Pursuant to the terms of the Certificate and the mortgage loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of Marriott International is downgraded by Standard and Poor’s Rating Services which occurred effective April 1, 1997. The real estate tax and insurance reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The balance in the real estate tax and insurance reserve as of December 31, 2002 and 2001 was $7.7 million and $6.6 million, respectively. Additionally, all cash from operations is placed in a deposit reserve established and maintained by the lender, and distributions from this reserve are paid in order of priority in accordance with our lending agreement.

Note 7.    Leases

The land on which 53 of the hotels are located is leased from Marriott International and their affiliates. In addition, eight of the hotels are located on land leased from third parties. The land leases have remaining terms (including all renewal options) expiring between the years 2024 and 2068. The land leases provide for rent based on specific percentages (from 2% to 15%) of certain revenue categories subject to minimum amounts. The

COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. The lease activities also include leases entered into by the hotels for various types of equipment, such as computer equipment, vehicles and telephone systems.

In connection with the refinancing, the Partnership, as lessee, transferred its rights and obligations pursuant to the 53 ground leases with Marriott International and their affiliatesto Associates. Additionally, the affiliate of Marriott International agreed to defer receipt of their ground lease payments to the extent that the Partnership or Associates has insufficient funds for debt service payments on the senior notes and the mortgage loan.

Minimum future rental payments during the term of the leases as of December 31, 2002 are as follows (in thousands):

Lease Year	Ground Leases	Telephone Equipment and Other Leases
2003	$12,127	$1,333
2004	12,178	1,333
2005	12,688	1,333
2006	13,008	—
2007	13,067	—
Thereafter	1,817,130	—

	$1,880,198	$3,999

Rent expense consists of:

	2002	2001	2000
	(in thousands)
Minimum rentals on operating leases	$13,479	$13,690	$14,202
Additional rentals based on sales	684	1,594	2,348

	$14,163	$15,284	$16,550

Note 8.    Management Agreements

In October 2000, in connection with the acquisition of Associates by Courtyard JV, Host LP, Marriott International and Courtyard JV agreed to certain proposed amendments to Associates’ management agreements that would take effect at such time as all required consents of the partnership’s lenders have been obtained. Those proposed amendments primarily related to the computation of owner’s priority distribution and future subordination requirements. Associates and the manager also agreed to increase the annual contributions to Associates’ furniture, fixtures and equipment reserve from 5.0% to 6.5% of gross revenues and such increase became effective in the fourth quarter of 2000.

In August 2002, Host LP and certain of its subsidiaries, Marriott International and certain of its subsidiaries, and Courtyard JV entered into an agreement that contemplates that upon receipt of any necessary consents of the partnership’s lenders, Associates and the manager will enter into agreed upon amendments to the management agreements. These amendments include providing Associates additional approval rights over hotel operating budgets and shared-service programs and easing restrictions on persons and entities to whom Associates may sell its hotels.

COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consent of the partnership’s lenders may be required in order for the various proposed amendments to become effective. To date, the partnership has obtained the consent of the servicer on its mortgage debt to the October 2000 proposed amendments and the August 2002 proposed amendments. The partnership has not sought, and does not currently contemplate seeking consents, to the extent necessary, from the holders of its senior notes for either of the amendments. Pending effectiveness of the amendments, the agreement entered into in August 2002 requires that the parties cause Associates and the manager to operate as if the proposed amendments to the management agreements were in effect, to the extent that they may do so without violating any terms of the partnership’s debt agreements. Certain changes to the management agreements become effective only in the event that the equity interests held by Marriott International in Courtyard JV fall below a specified percentage.

Term.    The management agreements have an initial term expiring in 2013. The manager may renew the term, as to one or more of the hotels, at its option, for up to three successive terms of 10-years each and one final term of five years. Associates may terminate the management agreements if, during any three consecutive years, specified minimum operating results are not achieved. However, the manager may prevent termination by paying to Associates the amount by which the minimum operating results were not achieved. Upon the sale of a hotel, the management agreement may be terminated with respect to that hotel with payment of a termination fee. Prior to December 31, 2007, a maximum of 20 hotels may be sold free and clear of the management agreements with payment of the termination fee. The termination fee is calculated by the manager as the net present value of reasonably anticipated future incentive management fees.

Management Fees.    The management agreements provide for annual payments of (i) the base management fee equal to 3.5% of gross revenues from the hotels, (ii) the Courtyard management fee equal to 2.5% of gross revenues from the hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined (20% of operating profit after the partners have received refinancing proceeds equal to 50% of the excess of (a) $154.7 million over (b) cumulative distributions of adjusted sale proceeds).

Deferral Provisions.    One percent of the Courtyard management fee may be deferred through maturity of the senior notes and the mortgage loan to the extent that the Partnership or Associates has insufficient funds for debt service payments on the senior notes and the mortgage loan. The entire incentive management fee is deferred if a priority return (which is subordinate to other payments from available cash flows such as debt service, ground rent and current base and Courtyard management fees) equal to 10% of our invested capital is not met.

To the extent any Courtyard management fee, base management fee or incentive management fee is deferred, it will be added to deferred management fees. Deferred management fees accrue without interest. Payment of deferred management fees are currently restricted under the terms of the senior notes indenture that is described in Note 6 of the Partnership’s financial statements, attached. The payments cannot be made until such time as the partnership’s debt service reserves (as required under their senior notes indenture, and including the supplemental debt service reserves described in Note 6 of the Partnership’s financial statements, attached) are fully funded and certain levels excess cash flow required under their indenture are maintained.

During 2002 and 2001, no deferred incentive management fees were paid. During 2000, $1.9 million of deferred incentive management fees were paid. Deferred incentive management fees were $23.2 million and $13.6 million as of December 31, 2002 and 2001, respectively. Associates did not pay down any deferred base management fees during 2002 and 2001 but paid down $0.5 million during 2000. Associates did not pay down any deferred Courtyard management fees during 2002, 2001 and 2000. Deferred base management fees and deferred Courtyard management fees totaled $7.4 million and $22.3 million, as of December 31, 2002 and 2001, respectively.

COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chain Services and Marriott’s Reward Program.    The manager is required to furnish certain chain services which are generally furnished on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. In addition, the hotels participate in the Marriott Rewards Program. The program provides benefits to frequent travelers who stay at Marriott-branded properties. Chain services and the reward program costs charged to Associates under the management agreements were $7.2 million in 2002, $8.4 million in 2001 and $9.0 million in 2000.

Working Capital.    Associates is required to provide the manager with working capital to meet the operating needs of the hotels. The manager converts cash advanced by Associates into other forms of working capital consisting primarily of inventories and trade receivables and payables which are maintained and controlled by the manager. Upon termination of the management agreements, the manager is required to convert working capital into cash and return it to Associates. As a result of these agreements, the individual components of working capital are not reflected in the accompanying consolidated balance sheets, but rather are included in “Due from Courtyard Management Corporation.” As of December 31, 2002 and 2001, the working capital balance was $4.2 million and is included in “Due from Courtyard Management Corporation” on the accompanying balance sheet.

Property Improvement Fund.    The management agreements provide for the establishment of furniture, fixtures and equipment reserve (property improvement fund) for the hotels. The funding of this reserve is based on a percentage of gross hotel revenues. The contribution to the property improvement fund was originally established at 5% for all hotels. In connection with the acquisition of the Partnership’s units by CBM Joint Venture LLC, the contribution percentage was increased to 6.5% as of October 24, 2000.

Note 9.    Environmental Contingency

Based upon a study completed in December 1995, Associates has become aware of environmental contamination at the fee-owned property owned by Associates II, the Deerfield hotel, caused by the previous use of the site as a landfill and not caused by Associates. The property represents less than 2% of Associates’ total assets as of December 31, 2002 and 2% of revenues for the year then ended. It has not been determined if there is a need for remediation, Associates’ potential responsibility, if any, for remediation and the extent of Associates’ possible liability for any remediation costs. Associates does not believe that any of the environmental matters are likely to have a material adverse effect on its business and operations.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.    Directors and Executive Officers

The partnership has no directors or officers. The business and policy making functions of our partnership are carried out through the managers and executive officers of CBM Two LLC, the general partner, who hold their office indefinitely until resignation or replacement and are listed below:

Name	Current Position	Age at December 31, 2002
John A. Carnella	President (Principal Executive Officer)	39
Larry K. Harvey	Vice President (Principal Financial Officer)	38

Business Experience

John A. Carnella joined Host LP in 1997 as Senior Vice President for Acquisitions. In 1998, he moved to Host LP’s Treasury Department and was elected Treasurer in 2001. Prior to joining Host LP, Mr. Carnella was an investment banker with Lazard Freres & Co. and, most recently, he served as a Senior Vice President with the investment banking division of National Westminster Bank.

Larry K. Harvey joined Host LP in February 2003 as Senior Vice President and Corporate Controller. Prior to joining Host LP, Mr. Harvey served as Chief Financial Officer of Barceló Crestline Corporation, formerly Crestline Capital Corporation, and in various other positions with Crestline from January 1999 to January 2003. From May of 1994 through December of 1998, he served in various accounting positions at Host LP and was the Vice President, Corporate Accounting prior to the spin-off of Crestline.

Item 11.    Management Remuneration and Transactions

As noted in Item 10 above, the partnership has no directors or officers nor does it have any employees. Under the partnership agreement, however, the general partner has the exclusive right to conduct the business and affairs of the partnership subject only to the management agreements described in Items 1 and 13. The general partner has the right to delegate any or all of its management duties under the management agreements to Host LP and to cause the partnership to reimburse Host LP for the actual cost, including overhead, incurred in connection with performing such management duties on behalf of the general partner. For the fiscal years ending December 31, 2002, 2001 and 2000, the partnership reimbursed Host LP in the amount of $972,000, $244,000 and $871,000, respectively, for the cost of providing all administrative and other services as general partner. For information regarding all payments made by the partnership to Host LP and subsidiaries, see Item 13, “Certain Relationships and Related Transactions.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2002, CBM Joint Venture LLC, which is a joint venture among Host LP, a consolidated subsidiary of Host Marriott Corporation, and Marriott International through their wholly owned subsidiaries, owned indirectly 100% of the 1,470 partnership units. In addition to its general partner interest, our general partner, a wholly owned subsidiary of CBM Joint Venture LLC described above, owns a total of 21.5 units representing a 1.39% limited partnership interest in the partnership.

The executive officers and managers of the general partner, Host LP, Marriott International and their respective affiliates do not own any units as of March 1, 2003.

Item 13.    Certain Relationships and Related Transactions

Incorporated by reference to the description of the management agreements in Note 8 to the financial statements set forth in Part I.

Item 14.    Controls and Procedures

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

PART IV

Item 15.    Exhibits, Supplemental Financial Statement Schedules, and Reports  on Form 8-K

(a)	List of Documents Filed as Part of This Report

(1)	Financial Statements

All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

(2)	Financial Statement Schedules

The following financial information is filed herewith on the pages indicated.

Page
Schedule I—Condensed Consolidated Financial Information of Registrant	S-1 to S-5

Schedule III—Real Estate and Accumulated Depreciation	S-6 to S-8

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(b)	Reports on Form 8-K

None

(c)	Exhibits

Exhibit Number	Description

*3.1	Amended and Restated Partnership Agreement of Limited Partnership of Courtyard by Marriott II Limited Partnership (the “Partnership”) dated October 30, 1987

*3.2	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of the Partnership

*3.3	Certificate of Limited Partnership of the Partnership

*3.4	Amended and Restated Certificate of Incorporation of the Courtyard II Finance Company (“Finance”)

*3.5	By-laws of Finance

3.6	Agreement of Limited Partnership of Courtyard II Associates, L.P. (“Associates”) (Incorporated by reference herein to Exhibit 3.1 to Associates Form S-4 filed with the Commission on March 14, 1996.)

3.7	Certificate of Limited Partnership of Associates (Incorporated by reference herein to Exhibit 3.2 to Associates Form S-4 filed with the Commission on March 14, 1996.)

3.9	By-laws of Funding (Incorporated by reference herein to Exhibit 3.4 to Associates Form S-4 filed with the Commission on March 14, 1996.)

3.10	Second Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated December 28, 1998 (Filed with Partnership’s Form 10-K for the year ended December 31, 2000.)

*4.1	Indenture dated as of January 24, 1996 among the Partnership and Finance and IBJ Schroder Bank & Trust Company (the “Indenture”)

*4.3	Exchange and Registration Rights Agreement dated as of January 24, 1996 among the Partnership and Finance and Lehman Brothers Inc.

*4.4

Intercreditor Agreement dated as of January 24, 1996 among IBJ Schroder Bank & Trust Company, Bankers Trust Company, Marine Midland Bank (the “CMBS Trustee”), the Partnership and Finance, Associates, Courtyard II Associates Management Corporation (the “Managing General Partner”) and Funding

*4.5	Trust and Servicing Agreement dated as of January 1, 1996 among Funding, Bankers Trust Company and the CMBS Trustee

*4.6	Exchange and Registration Rights Agreement dated as of January 24, 1996 among the Partnership, Associates, Funding and Lehman Brothers Inc.

*10.1	Amended and Restated Management Agreement dated as of December 30, 1995, between the Partnership and Courtyard Management Corporation (the “Manager”)

*10.2	Management Agreement dated as of December 30, 1995 between the Partnership and the Manager

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

Exhibit Number	Description

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

**10.11

Associates received an assignment from the Partnership, which had received an assignment from Host Marriott, of 15 ground leases for land that Host Marriott had previously leased from various affiliates (the “Original Landlords”). The ground leases are identical in all material respects except as to their assignment dates to the Partnership and the rents due (Exhibit A of each ground lease). The schedule below sets forth the terms of each ground lease not filed which differ from the copy of the example ground lease (Hoover, AL) which was previously filed with the Commission. In addition, a copy of Exhibit A was filed for each excluded ground lease.

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

**10.12

Associates received an assignment from the Partnership of 38 ground leases which the Partnership had entered into with Marriott International. The 38 ground leases are identical in all material respects except as to their effective lease dates and the rents due (Exhibit A of each ground lease). The schedule below sets forth the terms of each ground lease not filed which differ from the copy of the example ground lease (Huntsville, AL) which was previously filed with the Commission. In addition, a copy of Exhibit A was filed for each excluded ground lease.

Property	State	Effective Lease Date
Birmingham/Hoover	AL	10/30/87
Huntsville	AL	10/30/87
Phoenix/Mesa	AZ	04/22/88
Phoenix/Metrocenter	AZ	10/01/87
Tucson Airport	AZ	12/30/88
Little Rock	AR	09/09/88
Bakersfield	CA	05/30/88
Hacienda Heights	CA	03/30/90
Palm Springs	CA	12/20/88
Torrance	CA	12/30/88
Boulder	CO	11/04/88
Wallingford	CT	04/24/90
Ft. Myers	FL	11/04/88
Ft. Lauderdale/Plantation	FL	12/02/88
St. Petersburg	FL	01/26/90
West Palm Beach	FL	02/24/89
Atlanta/Gwinnett Mall	GA	10/30/87
Chicago/Glenview	IL	10/06/89
Chicago/Highland Park	IL	07/15/88
Chicago/Waukegan	IL	08/12/88
Chicago/Wood Dale Park	IL	09/09/88
Kansas City/Overland Park	KS	04/21/89
Silver Spring	MD	10/07/88
Boston/Andover	MA	02/24/89
Detroit Airport	MI	02/24/88
Detroit/Livonia	MI	03/29/88
St. Louis/Westport	MO	10/07/88
Lincroft/Red Bank	NJ	07/15/88
Raleigh/Cary	NC	08/12/88
Dayton Mall	OH	10/30/87
Toledo	OH	07/15/88
Oklahoma City Airport	OK	10/07/88
Portland/Beaverton	OR	05/19/89
Columbia	SC	04/21/89
Dallas/Northeast	TX	04/22/88
Charlottesville	VA	04/21/89
Manassas	VA	05/19/89
Seattle/Southcenter	WA	05/19/89

Exhibit Number	Description

***10.13	Contribution Agreement dated as of January 24, 1996 among the Partnership, the Managing General Partner and Associates

***10.14	Bill of Sale and Assignment and Assumption Agreement dated as of January 24, 1996 by the Partnership to Associates

*10.15	Assignment and Assumption of Management Agreement dated as of January 24, 1996 by the Partnership to Associates

***10.16	Contribution Agreement dated as of January 24, 1996 among the Partnership, the Managing General Partner and Courtyard II Associates LLC (“Deerfield LLC”)

Exhibit Number	Description

***10.17	Bill of Sale and Assignment and Assumption Agreement dated as of January 24, 1996 by the Partnership to Deerfield LLC

*10.18	Deed to the Courtyard by Marriott Hotel in Chicago/Deerfield, Illinois dated as of January 24, 1996 by the Partnership to Deerfield LLC

*10.19	Assignment and Assumption of Management Agreement dated as of January 24, 1996 by the Partnership to Deerfield LLC

*10.20	Loan Agreement dated as of January 24, 1996 by and between Associates and Funding

*10.21	Mortgage Note, dated as of January 24, 1996, in the principal amount of $410,200,000 by Associates to Funding

*10.22	Security Agreement dated as of January 24, 1996 by and between Associates and Funding

*10.23	Pledge Agreement dated as of January 24, 1996 by and between Associates and Funding

*10.24	Collateral Assignment of Management Agreement and Subordination Agreement dated as of January 24, 1996, by and among Associates, the Manager and Funding

*10.25	Amendment of Ground Leases dated as of January 24, 1996 by and among Associates, Marriott International and Essex House Condominium Corporation (“Essex”)

*10.26	Environmental Indemnity Agreement dated as of January 24, 1996 by Associates and the Managing General Partner for the benefit of Funding

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

Property	State	Additional Party
Birmingham/Hoover	AL	Essex
Huntsville	AL	MII
Phoenix/Mesa	AZ	MII
Phoenix/Metrocenter	AZ	MII
Tucson Airport	AZ	MII
Little Rock	AR	MII
Bakersfield	CA	MII
Foster City	CA	MII
Hacienda Heights	CA	MII
Marin/Larkspur Landing	CA	MII
Palm Springs	CA	MII
Torrance	CA	MII
Boulder	CO	MII
Denver/Southeast	CO	Essex
Wallingford	CT	MII
Ft. Myers	FL	MII
Ft. Lauderdale/Plantation	FL	MII
St. Petersburg	FL	MII
West Palm Beach	FL	MII
Atlanta/Gwinnett Mall	GA	MII
Atlanta/Perimeter Center	GA	Essex
Chicago/Glenview	IL	MII

Property	State	Additional Party
Chicago/Highland Park	IL	MII
Chicago/Waukegan	IL	MII
Chicago/Wood Dale	IL	MII
Indianapolis/Castleton	IN	Essex
Kansas City/Overland Park	KS	MII
Lexington/North	KY	Essex
Annapolis	MD	Essex and the Partnership
Silver Spring	MD	MII and the Partnership
Boston/Andover	MA	MII
Detroit Airport	MI	MII
Detroit/Livonia	MI	MII
Minneapolis Airport	MN	Essex
St. Louis/Creve Couer	MN	Essex
St. Louis/Westport	MO	MII
Lincroft/Red Bank	NJ	MII
Rye	NY	Essex
Raleigh/Cary	NC	MII
Dayton Mall	OH	MII
Toledo	OH	MII
Oklahoma City Airport	OK	MII
Portland/Beaverton	OR	MII
Columbia	SC	MII
Greenville	SC	Essex
Memphis Airport	TN	Essex
Nashville Airport	TN	Essex
Dallas/Northeast	TX	MII
Dallas/Stemmons	TX	Essex
San Antonio/Downtown	TX	Essex
Charlottesville	VA	MII
Manassas	VA	MII
Seattle/Southcenter	WA	MII

Exhibit Number	Description

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

Property	State
Birmingham/Homewood	AL
Cupertino	CA
Fresno	CA
Denver Airport	CO
Norwalk	CT
Tampa/Westshore	FL
Atlanta Airport South	GA
Atlanta/Roswell	GA
Arlington Heights South	IL
Chicago/Lincolnshire	IL

Property	State
Chicago/Oakbrook Terrace	IL
Rockford	IL
Poughkeepsie	NY
Charlotte/South Park	NC
Philadelphia/Devon	PA
Dallas/Plano	TX

*10.29	Assignment of Loan Documents dated as of January 24, 1996 by Funding to the CMBS Trustee.

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

12.1	Ratio of Earnings to Fixed Changes.

*21.1	Subsidiaries of the Partnership

*	Incorporated herein by reference to the same numbered exhibit in the Partnership’s and Finance’s Registration Statement on Form S-4 for 10 3/4% Series B Senior Secured Notes due 2008, previously filed with the Commission on March 7, 1996.
**	Incorporated by reference to the same numbered exhibit in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
***	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Form S-4 Registration Statement previously filed with the Commission by the Partnership on April 25, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2003.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

By:	CBM TWO LLC
General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature	Title	Date

/s/ JOHN A. CARNELLA John A. Carnella	President (Principal Executive Officer)	March 31, 2003

/s/ LARRY K. HARVEY Larry K. Harvey	Vice President (Principal Financial Officer)	March 31, 2003

/s/ MATHEW J. WHELAN Mathew J. Whelan	Vice President (Principal Accounting Officer)	March 31, 2003

CERTIFICATIONS

I, John A. Carnella, certify that:

1.	I have reviewed this annual report on Form 10-K of Courtyard by Marriott II Limited Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ JOHN A. CARNELLA
John A. Carnella President (Principal Executive Officer)

1

CERTIFICATIONS

I, Larry K. Harvey, certify that:

1.	I have reviewed this annual report on Form 10-K of Courtyard by Marriott II Limited Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ LARRY K. HARVEY
Larry K. Harvey Vice President (Principal Financial Officer)

2

SCHEDULE I

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

December 31, 2002 and 2001

(in thousands)

	2002	2001

ASSETS

Investments in restricted subsidiaries	$97,845	$106,424
Other assets	2,441	2,900
Restricted cash	13,266	11,875
Cash and cash equivalents	100	598

Total Assets	$113,652	$121,797

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

LIABILITIES
Debt	$127,400	$127,400
Accounts payable and accrued expenses	6,161	6,167

Total liabilities	133,561	133,567

PARTNERS’ CAPITAL (DEFICIT)
Total Partners’ Deficit	(19,909)	(11,770)

	$113,652	$121,797

See notes to condensed financial information.

SCHEDULE I

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	2002	2001	2000
Revenues	$—	$—	$—
Operating costs and expenses	—	—	—

Operating profit before Partnership expenses and interest	—	—	—
Interest income	125	417	709
Interest expense	(14,168)	(14,162)	(14,172)
Partnership expense	(915)	(624)	(1,732)

Loss before equity in earnings of restricted subsidiaries	(14,958)	(14,369)	(15,195)
Equity in earnings of restricted subsidiaries	17,932	29,666	36,160

Net income	$2,974	$15,297	$20,965

See notes to condensed financial information.

SCHEDULE I

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	2002	2001	2000
Cash used in operations	$(15,889)	$(13,681)	$(15,448)

INVESTING ACTIVITIES
Dividends from restricted subsidiaries, net	26,504	30,345	30,728
Change in working capital reserve	—	—	—

Cash provided by investing activities	26,504	30,345	30,728

FINANCING ACTIVITIES
Capital distributions	(11,113)	(17,822)	(16,338)
Capital contributions	—	—	1,000

Cash used in financing activities	(11,113)	(17,822)	(15,338)

DECREASE IN CASH AND CASH EQUIVALENTS	(498)	(1,158)	(58)

CASH AND CASH EQUIVALENTS at beginning of year	598	1,756	1,814

CASH AND CASH EQUIVALENTS at end of year	$100	$598	$1,756

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on debt	$13,702	$13,695	$13,696

See notes to condensed financial information.

SCHEDULE I

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS

A)	The accompanying condensed financial information of Courtyard by Marriott II Limited Partnership (the “Partnership”) presents the financial position, results of operations and cash flows of the Partnership with the investment in, and operations of, consolidated subsidiaries with restricted net assets accounted for using the equity method of accounting.

On January 24, 1996, the Partnership completed a refinancing of its existing debt through the private placement of $127.4 million of senior secured notes (the “senior notes”) and $410.2 million of multi-class commercial mortgage pass-through certificates (the “certificates”).

In connection with the refinancing, the limited partners approved certain amendments to the partnership agreement and the management agreements. The partnership agreement amendment, among other things, allowed for the formation of certain subsidiaries of the Partnership, including Courtyard II Finance Company (“Finance”), a wholly-owned subsidiary of the Partnership, who along with the Partnership is the co-issuer of the senior notes.

Additionally, the Partnership formed a wholly-owned subsidiary, Courtyard II Associates Management Corporation (“Managing General Partner”). The Managing General Partner was formed to be the managing general partner of, and to hold a 1% general partner interest in Courtyard II Associates, L.P. (“Associates”), a Delaware limited partnership. The Partnership owns a 1% general partner interest and a 98% limited partner interest in Associates. On January 24, 1996, the Partnership contributed 69 hotels and their related assets to Associates. Formation of Associates resulted in the Partnership’s primary assets being its direct and indirect interest in Associates. Substantially all of Associates’ net equity is restricted to distributions, loans or advances to the Partnership.

Associates holds a 99% membership interest in CBM Associates II LLC (“Associates II”) and the managing general partner holds the remaining 1% membership interest. On January 24, 1996, the Partnership contributed the hotel located in Deerfield, IL (the “Deerfield hotel”) and its related assets to Associates and the Managing General Partner simultaneously contributed the hotel and its related assets to associates II.

CBM Funding Corporation (“CBM Funding”), a wholly-owned subsidiary of Associates, was also formed to make a mortgage loan (the “mortgage loan”) to Associates from the proceeds of the sale of the certificates.

Associates is a restricted subsidiary of the Partnership and is accounted for under the equity method of accounting on the accompanying condensed financial information of the Partnership.

B)	As discussed above, on January 24, 1996, the senior notes of $127.4 million were issued by the Partnership and Finance. The senior notes bear interest at 10¾%, require semi-annual payments of interest and require no payments of principal until maturity on February 1, 2008. The senior notes are secured by a first-priority pledge by the Partnership of (i) its 99% partnership interest (consisting of a 98% limited partner interest and a 1% general partner interest) in Associates and (ii) its 100% equity interest in the Managing General Partner. Finance has nominal assets, does not conduct any operations and does not provide any additional security for the senior notes.

SCHEDULE I

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

In connection with Host Marriott Corporation’s conversion to a REIT, a change of control occurred when Host Marriott Corporation ceased to own, directly or indirectly, all of the outstanding equity interest of the sole general partner of the Partnership. Although such a change of control has occurred, Host Marriott Corporation owns, indirectly, a 50% economic interest in CBM Two LLC, the current general partner of the Partnership and, through Host Marriot, L.P., has certain voting rights with respect to CBM Two LLC. A change of control occurred again in 2000 in conjunction with the settlement agreement and subsequent purchase by CBM Joint Venture LLC of all the partnership units.

The changes in control described above resulted in a “Change in Control” under the indenture governing the senior notes. As a result, in accordance with the terms of the indenture, Host LP commenced a tender offer for the senior notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon. The first tender offer expired on February 12, 1999 with no senior notes tendered. The second tender offer was completed on January 26, 2001 and approximately $11.6 million senior notes were purchased, representing approximately 9% of the outstanding notes. The notes, which were purchased by Courtyard JV, were resold on March 27, 2001.

C)	The accompanying statement of operations reflect the equity in earnings of restricted subsidiaries after elimination of interest expense (see Note B).

SCHEDULE III

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(in Thousands)

		Initial Costs			Gross Amount at December 31, 2002
	Debt	Land	Buildings & Improvements	Subsequent Costs Capitalized	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Completion of Construction	Depreciation Life
Andover, MA	$5,409	$124	$8,688	$1,163	$125	$9,850	$9,975	$(3,638)	1988	40 years
Annapolis, MD	5,157	201	8,284	1,281	202	9,564	9,766	(3,327)	1989	40 years
Arlington Heights South, IL	5,469	1,035	8,785	819	1,041	9,598	10,639	(3,971)	1985	40 years
Atlanta Airport, GA	4,223	1,438	6,783	1,023	1,446	7,798	9,244	(3,234)	1986	40 years
Atlanta Perimeter Center, GA	3,877	125	6,227	1,175	126	7,402	7,528	(2,950)	1987	40 years
Atlanta/Roswell, GA	4,593	153	7,377	1,067	154	8,443	8,597	(3,087)	1988	40 years
Bakersfield, CA	4,186	48	6,724	1,090	48	7,814	7,862	(2,954)	1988	40 years
Beaverton, OR	4,410	210	7,083	1,043	211	8,126	8,337	(2,820)	1989	40 years
Birmingham/Homewood, AL	3,813	1,436	6,125	798	1,444	6,915	8,359	(3,114)	1985	40 years
Boulder, CO	4,407	123	7,079	967	124	8,045	8,169	(2,859)	1988	40 years
Charlotte/ South Park, NC	4,427	144	7,111	1,217	145	8,326	8,471	(2,912)	1989	40 years
Charlottesville, VA	4,412	161	7,087	933	162	8,019	8,181	(2,797)	1989	40 years
Chicago/Oakbrook, IL	4,390	2,369	7,051	977	2,383	8,014	10,397	(3,460)	1986	40 years
Columbia, SC	3,738	127	6,005	1,054	128	7,058	7,186	(2,465)	1989	40 years
Cupertino, CA	6,055	117	9,726	1,299	118	11,025	11,143	(4,114)	1988	40 years
Dallas/ Stemmons, TX	3,579	60	5,749	1,005	60	6,754	6,814	(2,669)	1987	40 years
Dayton Mall, OH	6,089	134	9,781	1,202	135	10,983	11,118	(4,282)	1987	40 years
Deerfield, IL	0	890	8,663	909	895	9,567	10,462	(4,034)	1986	40 years
Denver Airport, CO	3,815	2,061	6,128	1,057	2,073	7,173	9,246	(2,804)	1987	40 years
Detroit Airport, MI	5,618	68	9,025	1,261	68	10,285	10,353	(4,041)	1987	40 years
Detroit Livonia, MI	5,417	47	8,702	1,122	47	9,823	9,870	(3,763)	1988	40 years
Foster City, CA	4,791	20	7,696	978	20	8,674	8,694	(3,362)	1987	40 years
Fresno, CA	3,903	86	6,270	581	87	6,850	6,937	(2,897)	1986	40 years
Ft. Lauderdale, FL	4,036	141	6,484	1,463	142	7,946	8,088	(3,099)	1988	40 years
Ft. Meyers, FL	4,117	93	6,613	1,353	94	7,965	8,059	(2,986)	1988	40 years
Glenview, IL	4,224	48	6,785	1,104	48	7,889	7,937	(2,696)	1989	40 years
Greenville, SC	3,487	106	5,601	1,358	107	6,959	7,066	(2,692)	1988	40 years
Gwinnett Mall, GA	3,539	77	5,684	932	77	6,615	6,692	(2,673)	1987	40 years
Hacienda Heights, CA	4,406	102	7,078	947	103	8,024	8,127	(2,560)	1990	40 years
Highland Park, IL	4,640	231	7,453	1,226	232	8,678	8,910	(3,189)	1988	40 years
Hoover, AL	5,111	30	8,209	1,225	30	9,434	9,464	(3,746)	1987	40 years
Indianapolis/ Castleton, IN	3,478	199	5,587	1,156	200	6,742	6,942	(2,784)	1987	40 years

SCHEDULE III

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(in Thousands)

		Initial Costs			Gross Amount at December 31, 2002
	Debt	Land	Buildings & Improvements	Subsequent Costs Capitalized	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Completion of Construction	Depreciation Life
Larkspur, CA	4,348	880	6,984	1,100	885	8,078	8,963	(3,193)	1987	40 years
Lexington, KY	4,915	107	7,895	1,010	108	8,904	9,012	(3,279)	1988	40 years
Lincolnshire, IL	4,914	1,243	7,893	1,460	1,250	9,346	10,596	(3,609)	1987	40 years
Lincroft, NJ	5,184	594	8,328	1,329	597	9,653	10,250	(3,631)	1988	40 years
Little Rock, AR	4,064	107	6,527	929	108	7,455	7,563	(2,805)	1988	40 years
Manassas, VA	4,399	178	7,065	1,073	179	8,137	8,316	(2,813)	1989	40 years
Memphis Airport, TN	4,014	75	6,447	946	75	7,393	7,468	(3,259)	1987	40 years
Nashville Airport, TN	4,706	471	7,559	925	474	8,482	8,956	(3,316)	1988	40 years
Norwalk, CT	5,511	1,347	8,853	1,149	1,355	9,994	11,349	(3,659)	1988	40 years
Oklahoma City Airport, OK	3,887	25	6,244	1,091	25	7,334	7,359	(2,678)	1988	40 years
Overland Park, KS	5,556	361	8,925	1,308	363	10,231	10,594	(3,630)	1989	40 years
Palm Springs, CA	4,759	320	7,644	1,466	322	9,108	9,430	(3,307)	1988	40 years
Philadelphia/Devon, PA	5,439	164	8,736	1,152	165	9,886	10,051	(3,595)	1988	40 years
Phoenix/ Mesa, AZ	4,141	88	6,652	1,112	89	7,764	7,853	(2,903)	1988	40 years
Plano, TX	4,510	2,087	7,245	1,442	2,099	8,675	10,774	(3,120)	1988	40 years
Poughkeepsie, NY	5,007	221	8,043	1,109	222	9,150	9,372	(3,363)	1988	40 years
Raleigh/Cary, NC	4,053	153	6,510	1,068	154	7,577	7,731	(2,800)	1988	40 years
Richardson, TX	3,794	49	6,094	1,178	49	7,272	7,321	(2,701)	1988	40 years
Rockford, IL	4,731	632	7,599	850	636	8,446	9,082	(3,545)	1986	40 years
Rye, NY	5,657	390	9,086	1,699	392	10,783	11,175	(4,679)	1988	40 years
Seattle, WA	5,131	70	8,242	1,282	70	9,523	9,593	(3,276)	1989	40 years
Silver Spring, MD	3,700	76	5,944	1,155	76	7,098	7,174	(2,656)	1988	40 years
St. Louis, MO	3,992	15	6,412	1,006	15	7,417	7,432	(2,928)	1987	40 years
St. Louis Westport, MO	4,112	122	6,605	1,040	123	7,644	7,767	(2,805)	1988	40 years
St. Petersburg, FL	4,103	104	6,590	1,198	105	7,788	7,893	(2,752)	1989	40 years
Tampa/ Westshore, FL	3,204	2,366	5,147	839	2,380	5,972	8,352	(2,688)	1986	40 years
Toledo, OH	4,038	70	6,487	1,227	70	7,713	7,783	(2,981)	1988	40 years
Torrance, CA	5,430	159	8,722	1,083	160	9,803	9,963	(3,513)	1988	40 years
Tucson Airport, AZ	3,612	50	5,802	865	50	6,667	6,717	(2,422)	1988	40 years
Wallingford, CT	5,382	296	8,646	835	298	9,479	9,777	(3,095)	1990	40 years
Waukegan, IL	5,003	98	8,037	1,252	99	9,289	9,388	(3,430)	1988	40 years
West Palm Beach, FL	3,977	97	6,389	1,185	98	7,573	7,671	(2,826)	1989	40 years
San Antonio, TX	3,630	34	5,831	626	34	6,456	6,490	(2,170)	1990	40 years
Remaining Properties	14,157	141	22,740	5,123	142	27,864	28,006	(11,073)	1987-1988	40 years

70 Courtyard by Marriott Hotels	$301,878	$25,392	$493,565	$76,895	$25,541	$570,313	$595,854	$(216,478)

SCHEDULE III

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(in Thousands)

Notes:		2000	2001	2002
(a)	Reconciliation of Real Estate:
	Balance at beginning of year	$577,504	$588,218	$592,702
	Capital Expenditures	10,751	4,489	3,150
	Dispositions/reclassifications	(37)	(5)	—

	Balance at end of year	$588,218	$592,702	$595,852

(b)	Reconciliation of Accumulated Depreciation:
	Balance at beginning of year	$161,980	$180,451	$198,763
	Depreciation	18,471	18,312	17,715

	Balance at end of year	$180,451	$198,763	$216,478

(c)	The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $580 million at December 31, 2002.

3