Form 10-Q
period 2003-03-28
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 2003-05-12
CIK 832179

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 28, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-16728

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1533559
(State of Incorporation)	(I.R.S. Employer Identification No.)

6903 Rockledge Dr., Suite 1500, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

The registrant had 1,470 units of its common limited partnership units outstanding as of May 1, 2003.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 28, 2003	December 31, 2002

	(unaudited)
ASSETS
Property and equipment, net	$400,391	$401,776
Deferred financing costs, net of accumulated amortization	7,613	7,975
Due from Courtyard Management Corporation	9,682	6,387
Other assets	203	1
Property improvement fund	38,349	39,396
Restricted cash	15,461	20,969
Cash and cash equivalents	7,099	8,051

	$478,798	$484,555

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
LIABILITIES
Debt	$424,217	$429,278
Management fees due to Courtyard Management Corporation	55,425	53,142
Due to Marriott International, Inc. and their affiliates	10,851	8,594
Accounts payable and accrued liabilities	9,873	13,450

Total Liabilities	500,366	504,464

PARTNERS’ CAPITAL (DEFICIT)
General Partner	8,817	8,900
Limited Partners	(30,385)	(28,809)

Total Partners’ Deficit	(21,568)	(19,909)

	$478,798	$484,555

See notes to condensed consolidated financial statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except unit and per unit amounts)

	Quarter Ended
	March 28, 2003	March 22, 2002

REVENUES
Rooms	$51,377	$52,209
Food and beverage	3,273	3,336
Other	1,039	1,330

Total hotel revenues	55,689	56,875

OPERATING COSTS AND EXPENSES
Rooms	11,951	11,767
Food and beverage	2,865	2,817
Selling, administrative and other	15,650	14,800
Depreciation	5,860	6,137
Ground rent	2,822	2,814
Property taxes	2,829	2,840
Partnership expense	211	257
Insurance and other	533	447
Management fees	5,289	5,612

Total operating costs and expenses	48,010	47,491

OPERATING PROFIT	7,679	9,384
Interest expense	(9,408)	(9,138)
Interest income	70	106

NET INCOME (LOSS)	$(1,659)	$352

ALLOCATION OF NET INCOME (LOSS)
General Partner	$(83)	$18
Limited Partners	(1,576)	334

	$(1,659)	$352

NET INCOME (LOSS) PER LIMITED PARTNER UNIT
(1,470 Units)	$(1,072)	$227

See notes to condensed consolidated financial statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Quarter Ended
	March 28, 2003	March 22, 2002

OPERATING ACTIVITIES
Net income (loss)	$(1,659)	$352
Depreciation expense	5,860	6,137
Amortization of deferred financing costs as interest expense	362	363
Straight-line rent adjustment	(27)	(27)
Changes in operating accounts:
Due from Courtyard Management Corporation	(3,295)	399
Other assets	(202)	(11)
Management fees due to Courtyard Management Corporation	2,283	2,199
Due to Marriott International, Inc. and their affiliates	2,284	—
Accounts payable and accrued liabilities	(3,577)	(2,813)

Cash provided by operating activities	2,029	6,599

INVESTING ACTIVITIES
Additions to property and equipment, net	(4,475)	(1,149)
Contributions to the property improvement fund	(3,620)	(3,697)
Distributions from the property improvement fund	4,667	900

Cash used in investing activities	(3,428)	(3,946)

FINANCING ACTIVITIES
Repayments of principal	(5,061)	(3,122)
Change in restricted cash	5,508	(2,388)
Capital distributions	—	(3,651)

Cash provided by (used in) financing activities	447	(9,161)

DECREASE IN CASH AND CASH EQUIVALENTS	(952)	(6,508)
CASH AND CASH EQUIVALENTS at beginning of period	8,051	10,489

CASH AND CASH EQUIVALENTS at end of period	$7,099	$3,981

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$12,769	$11,059

See notes to condensed consolidated financial statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization

Courtyard by Marriott II Limited Partnership and Subsidiaries, a Delaware limited partnership, was formed on August 31, 1987 to acquire and own 70 Courtyard by Marriott hotels and the land on which certain of the hotels are located. The hotel properties are located in 29 states in the United States. The hotels are managed as part of the Courtyard by Marriott hotel system by Courtyard Management Corporation, also referred to as the manager, a wholly-owned subsidiary of Marriott International, Inc., or MII.

All of our partnership units are owned by CBM Joint Venture LLC, or the Courtyard JV, a joint venture between subsidiaries of Host Marriott, L.P. and Marriott International.

2. Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited, condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

In our opinion, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 28, 2003 and the results of our operations and cash flows for the quarter ended March 28, 2003 and March 22, 2002. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

Our quarterly results are reported on a quarterly schedule that is used by MII. MII’s year ends on the Friday closest to December 31 and reflects twelve weeks of operations in the first three quarters of the year and sixteen or seventeen weeks of operations for the fourth quarter of the year. As a result, in any given quarter, quarter-over-quarter results will cover different calendar dates (but the same number of days, other than in a year with a 17-week fourth quarter, such as fiscal year 2002).

Principles of Consolidation

We consolidate entities (in the absence of other factors determining control) when we own over 50% of the voting shares of another company or, in the case of partnership investments, when we own a majority of the general partnership interest. The control factors we consider include the ability of minority shareholders or other partners to participate in or block management decisions. All material intercompany transactions and balances have been eliminated.

Certain reclassifications were made to the prior-period financial statements to conform to the current presentation.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Restricted Cash

We were required to establish certain escrow reserves pursuant to the terms of our debt and management agreements. The balances in those reserves as of March 28, 2003 and December 31, 2002 are as follows (in thousands):

	March 28, 2003	December 31, 2002
Debt service reserve	$1,105	$6,848
Supplemental debt service reserve	1,419	1,416
Real estate tax and insurance reserve	7,934	7,700
Deposit reserve	—	3
Working capital reserve	5,003	5,002

	$15,461	$20,969

We used approximately $5.7 million of the debt service reserve towards the semi-annual payment on our senior notes due on February 3, 2003. We are obligated to refund these amounts in the future to the extent we have Consolidated Excess Cash Flow, as defined in the senior notes indenture.

4. Amounts Paid to the General Partner and Marriott International, Inc.

The chart below summarizes amounts paid by us to our general partner and Marriott International.

	Quarter Ended
	March 28, 2003	March 22, 2002
	(in thousands)
Marriott International, Inc.:
Base management fee (1)	$1,613	$1,991
Chain services and Marriott Rewards Program	1,638	1,750
Courtyard by Marriott system fee	1,393	1,422
Marketing fund contribution	1,192	1,187
Ground leases (2)	1,405	2,368

	$7,241	$8,718

General Partner:
Administrative expenses reimbursed	$216	$102

(1)	First quarter 2003 payments are net of $336,000 of base management fees that were deferred during 2003.
(2)	First quarter 2003 payments are net of $2.3 million of ground lease payments that were deferred during 2003.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report. This discussion includes forward-looking statements about our business and operations. We identify forward-looking statements in this report by using words or phrases such as “believe,” “expect,” “may be,” “intend,” “predict,” “project,” “plan,” “objective,” “will be,” “should,” “estimate,” or “anticipate,” or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include those risk factors included in our 2002 Annual Report on Form 10-K dated March 31, 2003 and in other filings with the Securities and Exchange Commission, or the SEC. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Courtyard by Marriott II Limited Partnership, a Delaware limited partnership, is the owner of 70 Courtyard Properties, which operate in the upscale segment of the lodging industry.

Our results of operations primarily represent hotel-level sales, which are room, food and beverage and other ancillary income such as telephone, parking and other guest services. Operating expenses consist of the costs to provide these services as well as depreciation, management fees, real and personal property taxes, ground rent, equipment rent, property insurance and other costs.

We have a significant fixed-cost component associated with owning and operating hotels, which does not necessarily decrease when circumstances such as market factors cause a reduction in property revenues. As a result, changes in RevPAR (defined below) can result in a greater percentage change in our earnings and cash flows. In response to the decline in the operations of our hotels beginning in 2001, we have been working with our hotel manager to achieve certain cost reductions at the properties. We believe that these efforts have slowed the decrease in our operating margins and that we have achieved some meaningful long-term efficiencies. In 2003, margin improvement will generally be dependent upon revenue growth, as additional cost reductions may be difficult to attain and certain of our costs, such as insurance, utilities, wages and benefits, are expected to increase at a rate greater than inflation.

Recent Events

Senior Notes. Our senior notes are rated by Moody’s and Standard & Poor’s. As a result of the reduced operating levels at the hotels due in part to the weak economy, the credit rating assigned to these senior notes was downgraded to B2 by Moody’s and CCC+ by Standard & Poor’s in March 2003.

Property Improvements. To maintain the overall quality of our lodging properties, we annually assess the need for refurbishments and capital improvements. Typically, refurbishments occur at intervals of approximately seven years, based on an annual review of the condition of each property. Our management agreements require us to escrow 6.5% of hotel sales and, on average, we reserve approximately $17 million annually for these refurbishments and capital improvements. Our capital expenditures have been focused on property maintenance and improvements designed to maintain appropriate levels of quality.

During 2002, we implemented a strategy to reposition our properties to compete with newer properties in certain of our markets. We have undertaken these repositionings in response to changing consumer tastes and trends in the industry. These steps include:

•	total guest room renovations including new furniture, draperies and carpets with a more contemporary décor;

•	a complete update of the lobby space and adjoining lounge area to make the space more flexible and update the furniture to provide a more inviting feel;

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

•	the renovation of guest room corridors with new carpet, wall vinyl and brighter lighting systems;

•	updating the exercise room; and

•	adding a pantry that will offer 24-hour access to a variety of food and beverage items.

We completed the repositioning of three properties in 2002 at a cost of approximately $6.8 million and during the first quarter of 2003 we began preliminary planning work on ten additional hotels. We have budgeted approximately $22 million to $32 million to upgrade up to 16 additional hotels in 2003 (or approximately $14,700 per room) and we have sufficient funds in our property improvement fund to complete these proposed repositionings. However, the pace at which we reposition additional properties in future years will depend upon the results of our operations and the ultimate benefits that we receive from these improvements.

Lodging Performance

We use room revenue per available room, or “RevPAR,” to evaluate the operations of a hotel. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include food and beverage or other ancillary revenues such as telephone or other guest services generated by the property.

The operating environments during the first quarters of 2003 and 2002 were difficult due to reduced airline travel, weak economic conditions and the general unrest as a result of the increased terror alert levels. During the first quarter of 2003, the operating environment was further strained by the war in Iraq and the outbreak of severe acute respiratory syndrome, or SARS. As a result, the lodging industry and our hotels experienced declines in RevPAR and operating profits because of reduced demand and rising operating expenses, including increased insurance costs. We expect these conditions to persist throughout 2003. For the first quarter of 2003, RevPAR for our hotels decreased approximately 1.6% when compared to the same period in 2002. The decline is the result of a decrease in average room rates of 2.0%, which was partially offset by an increase in average occupancy of 0.2 percentage points. The changes in RevPAR varied across the country. Our worst performing region was the South Central region, with RevPAR declines of 10.5% from prior year levels. The effects of the current operating environment have had a strong impact on our business in Dallas, San Antonio and Denver. Meanwhile, our hotels in the Midwest and Southeast regions of the country have experienced an increase in RevPAR from prior years of 0.5% and 3.4%, respectively, as the hotels that we own in these regions rely primarily on transient business. As a result, reduced air travel has not affected demand at hotels in this region as significantly and they have managed to increase occupancy, without significantly reducing their rate structure.

The following table sets forth performance information for all our properties by geographic region as of March 28, 2003 and March 22, 2002:

All Properties by Region

			Quarter Ended
	As of March 28, 2003		March 28, 2003			March 22, 2002
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Northeast	6	880	$107.93	63.3%	$68.35	$106.07	65.8%	$69.78	(2.0)%
Mid-Atlantic	9	1,336	83.70	59.2	49.58	90.26	57.4	51.78	(4.2)
Midwest	19	2,645	84.31	64.0	53.99	84.77	63.3	53.70	0.5
South Central	9	1,490	81.41	60.9	49.62	85.20	65.1	55.47	(10.5)
Southeast	14	2,062	94.57	72.1	68.14	95.24	69.2	65.87	3.4
Western	13	1,924	95.62	69.2	66.19	98.10	69.3	67.94	(2.6)

All Regions	70	10,337	90.31	65.5	59.17	92.12	65.3	60.13	(1.6)

RESULTS OF OPERATIONS

Hotel Revenues. Hotel revenues for the first quarter of 2003 decreased by $1.2 million, or 2.1%, to $55.7 million compared to the same period in 2002. This decrease in hotel revenues for the first quarter of 2003 is primarily due to a decrease in room

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

revenues. The decrease in room revenues was driven by a decline in average room rates of $1.81, or 2.0%. The results reflect the continued weakness in the lodging industry. Additionally, increased competition resulting from lower room rates at many of the full-service hotels that operate in our markets have necessitated room-rate reductions at many of our hotels.

Operating Costs and Expenses. Rooms, food and beverage, and selling administration and other costs increased $1.1 million, or 3.7%, to $30.5 million for the first quarter of 2003 compared to the first quarter of 2002. This increase is largely due to rising operating costs, such as utilities, wages and benefits.

Management Fees. Management fees represent base, Courtyard and incentive fees. Base and Courtyard management fees, which are calculated as a percentage of total hotel revenues declined $71,000, or 2.1%, for the first quarter of 2003 versus the first quarter of 2002. The decrease is consistent with the decline in hotel revenues. Incentive management fees declined by $252,000, or 11.4%, for the first quarter of 2003 versus the first quarter of 2002 as a result of decreased operating profit. The entire $1.9 million of incentive management fees has been deferred and included in “Due to Marriott International, Inc. and their affiliates.” In accordance with the management agreements, deferred incentive management fees are paid only to the extent that cash flows exceed debt service and a priority return to us.

Operating Profit. Operating profit for first quarter 2003 declined by $1.7 million compared to first quarter 2002. Operating profit represented 13.8% of total revenues for the first quarter of 2003 and 16.5% for the first quarter of 2002.

Net Income (Loss). Operations for the first quarter 2003, resulted in a net loss of $1.7 million, compared to a net income of $352,000 in the same period in 2002. The decrease is a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 28, 2003, we have $7.1 million of unrestricted cash. Our principal source of cash is cash from our operations. Our principal uses of cash are to make debt service payments, fund capital expenditures for property improvements and to make distributions to the partners.

The weak economy and the decline in demand have accentuated the seasonal variability of our operations and reduced the cash flow levels at our properties significantly from prior-year levels. Currently, we are subject to certain restrictions on the use of our cash under our senior notes indenture and, as such, we made use of certain reserves and deferred certain costs in making our required debt service payments during the first quarter. The specific provisions of our senior notes indenture and the use of our debt service reserves and deferral provisions are described below.

Under the terms of the senior notes indenture, our ability to make certain distributions and payments is dependent on our maintaining certain levels of cash flow. These levels have not been reached since the third quarter of 2002. As a result, we suspended distributions to our partners and we are prohibited from repaying prior year deferred ground rent and from making other restricted payments. Additionally, we are required to fund a separate supplemental debt service reserve account in an amount equal to Consolidated Excess Cash Flow, as defined in the senior notes indenture, for each quarter until excess cash flow meets specific levels. Through March 28, 2003, we have reserved $1.4 million of Consolidated Excess Cash Flow, all of which was funded during 2002. To the extent that the supplemental debt service reserve exceeds two semi-annual interest payments (approximately $13.7 million), we are required to offer to purchase the senior notes at par in an amount equal to the greater of (i) the amount by which the supplemental debt service reserve exceeds two semi-annual interest payments, and (ii) $5 million. Accordingly, since September 2002, we have not made any distributions to our partners or other restricted payments.

Under the terms of the management agreements and the ground leases with Marriott International and their affiliates, a portion of the base management fees and all of the ground rent and incentive management fees due Marriott International and their affiliates are subordinate to debt service payments on our senior notes and multi-class commercial mortgage pass-through certificates. Due to seasonality issues resulting in lower levels of cash flow from operations at our hotels during the fourth quarter of 2002 and the first quarter of 2003, we utilized our debt service reserve and certain subordination provisions available to us. Based on our current forecasts for the full-year 2003, we expect that our hotels will generate sufficient cash flow from operations to repay some, but not all, of the approximately $5.7 million drawn on the senior notes debt service reserve. Additionally, we have deferred $.1 million ground lease payments and $.2 million of management fees in 2002 and

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

$2.3 million of ground lease payments and $.3 million of management fees in the first quarter of 2003. These amounts due to Marriott International and their affiliates have been included in “Management fees due to Courtyard Management Corporation” of $.5 million and “Due to Marriott International, Inc. and their affiliates” of $2.4 million.

We are required to replenish the debt service reserve before we can repay deferred ground rent and management fee amounts and make equity distributions to our partners. We currently do not expect to make any distributions to our partners until 2004 at the earliest.

In accordance with our management agreements, to maintain and upgrade our hotels, we place in a property improvement fund an amount equal to 6.5% of revenue, or approximately $3.6 million for the first quarter of 2003. As of March 28, 2003, the balance in the property improvement fund is $38.3 million, and it reflects expenditures funded from the account of approximately $4.7 million in the first quarter. The manager has proposed capital improvements over the next several years that include design and technological improvements to modernize and enhance the functionality and appeal of the hotels. The total proposed capital expenditure budget exceeds the amount expected to be in the property improvement fund. Generally, the partners are not obligated to fund improvements to the extent that they exceed the amounts reserved for in the property improvement fund under the management agreement.

Cash Provided by Operations. The decrease of $4.6 million in cash provided by operations is due primarily to the decline in operations, partially offset by the deferral of management fees and ground rent.

Cash Used in Investing Activities. Investing activities consist primarily of contributions to and distributions from the property improvement fund and capital expenditures for improvements to the hotels. Contributions to the property improvement fund are generally 6.5% of total hotel revenues. During the first quarters of 2003 and 2002, contributions to the property improvement fund were $3.6 million and $3.7 million, respectively. Property improvement fund expenditures and other activity includes expenditures for the replacement of furniture, fixtures and equipment offset by interest income earned by the fund.

Cash Provided by (Used in) Financing Activities. Financing activities primarily include the repayment of principal on our commercial mortgage-backed securities and distributions to general and limited partners. We repaid $5.1 million and $3.1 million, respectively, of principal on the commercial mortgage-backed securities during the first quarters of 2003 and 2002. Due to our failure to reach certain cash flow thresholds required by the senior notes indenture, no further distributions to the partners will be made until we again satisfy the cash flow covenants and fully replenish the debt service reserve. We are also required to pay ground lease payments deferred in prior years before any distributions to the partners are made. In addition, we used approximately $5.7 million of our senior note debt service reserve to make our semi-annual interest payment on these senior notes in February, 2003.

Debt. We have approximately $296.8 million of collateralized mortgage backed securities (CMBS) by our properties as of March 28, 2003, and we have $127.4 million of senior notes secured by equity interests in the partnership. The CMBS debt bears interest at a weighted average interest rate of 7.85%, has a weighted average amortization of 17 years and matures on January 28, 2008. Total amortization for 2003 will total approximately $19.3 million. The senior notes are interest-only and bear interest at a rate of 10.75% and mature on February 1, 2008. The senior notes are rated by Moody’s and Standard & Poor’s. As a result of the reduced operating levels at our hotels due, in part, to the weak economy, the credit rating assigned to these senior notes was downgraded by both Moody’s to BB and Standard & Poor’s CCC+ during the first quarter of 2003. Moody’s currently has a stable rating outlook for the senior notes, while Standard & Poor’s has a negative rating outlook.

Insurance. We carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of our hotels. These policies offer coverage features and insured limits that we believe are customary for similar type properties. Generally, our “all-risk” property policies provide that coverage is available on a per occurrence basis and that, for each occurrence, there is an overall limit as well as various sub-limits on the amount of insurance proceeds we can receive. Our property policies also provide that all of the claims from each of our properties resulting from a particular insurable event, must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded and any such claims will also be combined with the claims of other owners of Marriott-managed hotels for the same purpose. That means that, if an insurable event occurs that affects more than one of our hotels, or, affects Marriott-managed hotels owned by others, the claims from each affected hotel will be added together to determine

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

whether the aggregate limit or sub-limits, depending on the type of claim, have been reached and each affected hotel will only receive a proportional share of the amount of insurance proceeds provided for under the policy. Accordingly, we may incur losses in excess of insured limits under certain situations. We elected to purchase the terrorism coverage available under the Terrorism Risk Insurance Act of 2002 (“TRIA”) on our hotels for the full limits of our all-risk insurance policies. The TRIA coverage applies only to “certified” terrorism losses, which are defined as claims 1) arising from events taking place in the U.S., its protectorates, territories or possessions, 2) perpetrated by non-U.S. citizens, and 3) where the cost of all claims relating to the event exceed $5 million. Additionally, certain terrorist events are not covered by TRIA.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes. As of March 28, 2003, all of our debt is fixed rate.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 6. EXHIBITS

(a)	The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

(c)	Exhibits

Exhibit No.	Description

99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

May 12, 2003	By:	/s/ CBM TWO LLC
CBM TWO LLC General Partner

By:	/s/ MATHEW J. WHELAN
Mathew J. Whelan Vice President (Chief Accounting Officer)

Section 302 Certifications

I, John A. Carnella, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Courtyard by Marriott II Limited Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ JOHN A. CARNELLA
John A. Carnella
President (Principal Executive Officer)

I, Larry K. Harvey, certify that:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ LARRY K. HARVEY
Larry K Harvey
Vice President (Principal Financial Officer)