Form 10-Q
period 2003-06-20
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 2003-08-04
CIK 832179

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 20, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

The registrant had 1,470 units of its common limited partnership units outstanding as of August 4, 2003.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 20, 2003	December 31, 2002
	(unaudited)
ASSETS
Property and equipment, net	$396,424	$401,776
Deferred financing costs, net of accumulated amortization	7,250	7,975
Due from Courtyard Management Corporation	8,965	6,387
Other assets	10	1
Property improvement fund	40,830	39,396
Restricted cash	22,625	20,969
Cash and cash equivalents	8,483	8,051

	$484,587	$484,555

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
LIABILITIES
Debt	$420,789	$429,278
Management fees due to Courtyard Management Corporation	57,763	53,142
Due to Marriott International, Inc. and its affiliates	11,615	8,594
Accounts payable and accrued liabilities	15,371	13,450

Total Liabilities	505,538	504,464

PARTNERS’ CAPITAL (DEFICIT)
General Partner	8,848	8,900
Limited Partners	(29,799)	(28,809)

Total Partners’ Deficit	(20,951)	(19,909)

	$484,587	$484,555

See notes to condensed consolidated financial statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except unit and per unit amounts)

	Quarter Ended		Year-to-Date
	June 20, 2003	June 14, 2002	June 20, 2003	June 14, 2002
REVENUES
Rooms	$53,435	$57,527	$104,812	$109,736
Food and beverage	3,689	3,656	6,962	6,991
Other	898	1,264	1,937	2,595

Total hotel revenues	58,022	62,447	113,711	119,322

OPERATING COSTS AND EXPENSES
Rooms	12,021	12,726	23,972	24,493
Food and beverage	2,898	2,953	5,763	5,770
Selling, administrative and other	15,857	15,650	31,507	30,450
Depreciation	5,907	6,003	11,767	12,140
Ground rent	2,781	2,853	5,603	5,667
Property taxes	2,729	2,798	5,558	5,638
Partnership expense	316	208	527	465
Insurance and other	490	605	1,023	1,052
Management fees	5,616	6,374	10,905	11,986

Total operating costs and expenses	48,615	50,170	96,625	97,661

OPERATING PROFIT	9,407	12,277	17,086	21,661
Interest expense	(8,883)	(9,284)	(18,291)	(18,422)
Interest income	93	127	163	233

NET INCOME (LOSS)	$617	$3,120	$(1,042)	$3,472

ALLOCATION OF NET INCOME (LOSS)
General Partner	$31	$156	$(52)	$174
Limited Partners	586	2,964	(990)	3,298

	$617	$3,120	$(1,042)	$3,472

NET INCOME (LOSS) PER LIMITED PARTNER UNIT (1,470 Units)	$399	$2,016	$(673)	$2,244

See notes to condensed consolidated financial statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Year-to-Date
	June 20, 2003	June 14, 2002
OPERATING ACTIVITIES
Net income (loss)	$(1,042)	$3,472
Depreciation expense	11,767	12,140
Amortization of deferred financing costs as interest expense	725	725
Straight-line rent adjustment	(55)	(55)
Changes in operating accounts:
Due from Courtyard Management Corporation	(2,578)	943
Other assets	(9)	(3)
Management fees due to Courtyard Management Corporation	4,621	4,828
Due to Marriott International, Inc. and their affiliates	3,076	—
Accounts payable and accrued liabilities	1,921	409

Cash provided by operating activities	18,426	22,459

INVESTING ACTIVITIES
Additions to property and equipment, net	(6,415)	(2,171)
Contributions to the property improvement fund	(7,391)	(7,756)
Distributions from the property improvement fund	5,957	1,624

Cash used in investing activities	(7,849)	(8,303)

FINANCING ACTIVITIES
Repayments of debt	(8,489)	(7,878)
Increase in restricted cash	(1,656)	(4,022)
Capital distributions	—	(7,382)

Cash used in financing activities	(10,145)	(19,282)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	432	(5,126)
CASH AND CASH EQUIVALENTS at beginning of period	8,051	10,489

CASH AND CASH EQUIVALENTS at end of period	$8,483	$5,363

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16,661	$17,305

See notes to condensed consolidated financial statments.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization

Courtyard by Marriott II Limited Partnership and Subsidiaries, a Delaware limited partnership, was formed on August 31, 1987 to acquire and own 70 Courtyard by Marriott hotels and the land on which certain of the hotels are located. The hotels are located in 29 states in the United States and are managed as part of the Courtyard by Marriott hotel system by Courtyard Management Corporation, or the manager, a wholly owned subsidiary of Marriott International, Inc., or MII.

All of our partnership units are owned by CBM Joint Venture LLC, or the Courtyard JV, a joint venture between subsidiaries of Host Marriott, L.P. and MII.

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

In our opinion, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 20, 2003 and the results of our operations for the quarter ended and the year-to-date period ended June 20, 2003 and June 14, 2002 and cash flows for the year-to-date period ended June 20, 2003 and June 14, 2002. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

Certain reclassifications were made to the prior period financial statements to conform to the current presentation.

Our quarterly results are reported on a quarterly schedule that is used by MII. MII’s year ends on the Friday closest to December 31 and reflects twelve weeks of operations in the first three quarters of the year and sixteen or seventeen weeks of operations for the fourth quarter of the year. As a result, in any given quarter, quarter-over-quarter results will cover different calendar dates (but the same number of days, other than in a year with a 17-week fourth quarter such as fiscal year 2002).

Principles of Consolidation

We consolidate entities (in the absence of other factors determining control) when we own over 50% of the voting shares of another company or, in the case of partnership investments, when we own a majority of the general partnership interest. The control factors we consider include the ability of minority shareholders or other partners to participate in or block management decisions. Additionally, if we determine that we are an owner in a variable interest entity within the meaning of FASB Interpretation No. 46 and that our variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both, then we will consolidate the entity. All material intercompany transactions and balances have been eliminated.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Restricted Cash

We are required to establish certain escrow reserves pursuant to the terms of our debt and management agreements. The balances in those reserves as of June 20, 2003 and December 31, 2002 are as follows (in thousands):

	June 20, 2003	December 31, 2002
Debt service reserve (1)	$1,105	$6,848
Supplemental debt service reserve	1,423	1,416
Real estate tax and insurance reserve	7,843	7,700
Deposit reserve required by the multi-class commercial mortgage pass-through certificates	7,251	3
Working capital reserve	5,003	5,002

	$22,625	$20,969

(1)	We used approximately $5.7 million of the debt service reserve of $6.8 million at December 31, 2002 towards the semi-annual payment on our senior notes due on February 3, 2003. We are obligated to replenish these amounts in the future to the extent we have Consolidated Excess Cash Flow, as defined in the senior notes indenture.

4.	Amounts Paid to the General Partner and Marriott International, Inc.

The chart below summarizes amounts paid by us to our general partner and Marriott International, Inc (in thousands).

	Year-to-Date
	June 20, 2003	June 14, 2002
Marriott International, Inc.:
Base management fee (1)	$3,441	$4,176
Chain services and Marriott Rewards Program	3,273	3,738
Courtyard by Marriott system fee	2,843	2,983
Marketing fund contribution	2,438	2,488
Ground leases, net (2)	1,781	3,584

	$13,776	$16,969

General Partner:
Administrative expenses reimbursed	$216	$349

(1)	We have deferred $337,000 of base management fees in 2003 to date.

(2)	We have deferred $1.1 million of ground lease payments in 2003 to date and the payments are net of approximately $1.2 million of ground rent paid in 2002 which was returned to us in the first quarter of 2003 due to a provision available to us under our ground leases.

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

Courtyard by Marriott II Limited Partnership, a Delaware limited partnership, is the owner of 70 Courtyard by Marriott hotels, which operate in the upscale segment of the lodging industry.

Our results of operations primarily represent hotel-level sales, which are room, food and beverage and other ancillary income such as telephone, parking and other guest services. Operating expenses consist of the costs to provide these services as well as depreciation, management fees, real and personal property taxes, ground rent, property insurance and other costs.

Our quarterly results are reported on a quarterly schedule that is used by MII. MII’s fiscal year ends on the Friday closest to December 31 and reflects twelve weeks of operations in the first three quarters of the year and sixteen or seventeen weeks of operations for the fourth quarter of the year. As a result, in any given quarter, quarter-over-quarter results will cover different calendar dates (but the same number of days, other than in a year with a 17-week fourth quarter such as fiscal year 2002).

We have a significant fixed-cost component associated with owning and operating these hotels, which does not necessarily decrease when circumstances such as market factors cause a reduction in property revenues. As a result, changes in RevPAR (defined below) can result in a greater percentage change in our earnings and cash flows. In response to the decline in the operations of our hotels, we have been working with our hotel manager to achieve certain cost reductions at the properties. We believe that these efforts have slowed the decline in our operating margins and that we have created meaningful long-term efficiencies. In 2003, our operating margin has continued to decrease from comparable periods in 2002 due to declining revenues. Our revenues have been negatively affected by the impact that the war in Iraq, terrorist threats and the weak economy have had on travel.

Operating Statistics

Our reported hotel operating statistics (i.e., RevPAR, average daily rate and average occupancy) for the quarters ended June 20, 2003 and June 14, 2002 reflect results for the twelve-week periods from March 29, 2003 to June 20, 2003 and March 23, 2002 to June 14, 2002, respectively.

Our reported hotel operating statistics for year-to-date June 20, 2003 and year-to-date June 14, 2002 reflect results for the twenty-four-week periods (or 168 days) from January 4, 2003 to June 20, 2003 and December 29, 2001 to June 14, 2002, respectively.

Recent Events

To maintain the overall quality of our lodging properties, we annually assess the need for refurbishments and capital improvements. Typically, refurbishments occur at intervals of approximately seven years, based on an annual review of the condition of each property. Our management agreements require us to escrow 6.5% of hotel sales and, on average, we contribute approximately $17 million annually to this reserve for these refurbishments and capital improvements. However, for 2003, we

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

only expect to contribute approximately $15.7 million due to reduced operating levels. Our capital expenditures have been focused on property maintenance and improvements designed to maintain appropriate levels of quality.

During 2002, we began an effort to reposition our properties to compete with newer properties in certain of our markets. We have undertaken these repositionings in response to changing consumer tastes and trends in the industry. By the end of 2002, we completed the repositioning of three properties at a cost of approximately $6.8 million (or approximately $15,500 per room). While we are evaluating the effect on operations of the refurbishments completed on the three properties, we have modified the scope of the project to see if we can gain the same benefits at a lower cost per room and thus reposition additional properties. The revised scope includes:

•	guest room renovations that include the replacement of select pieces of furniture along with the complete replacement of draperies, carpets, lighting and bed coverings with a more contemporary décor;

•	a reconfiguration of the lobby dining room and adjoining lounge area to make the space more flexible with updated furniture and other décor to provide a more inviting feel;

•	the renovation of guest room corridors with new carpet, wall vinyl and brighter lighting systems;

•	refurbishment of the exercise room; and

•	adding a pantry that will offer 24-hour access to a variety of food and beverage items.

Work on the revised refurbishment plans is scheduled to begin in August of 2003. We will continue to monitor the effect of the scope of renovations and make modifications as necessary. We have approximately $41 million in our property improvement fund, of which $34 million is budgeted to upgrade 18 additional hotels in 2003 and 2004. While a portion of the portfolio can be repositioned with the amounts expected to be in the property improvement fund, the total capital expenditure budget proposed by the manager exceeds the amount expected to be in the property improvement fund. Generally, the partners are not obligated to fund improvements to the extent that they exceed the amounts reserved for in the property improvement fund under the management agreement. Therefore, the pace at which we reposition additional properties in future years will depend upon the results of our operations and the ultimate benefits that we receive from these improvements.

Lodging Performance

The current operating environment for our hotels remains challenging as demand continues to be soft and booking cycles short. We use a measure common in the industry to evaluate the level of business of a hotel known as room revenue per available room or RevPAR. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include food and beverage or other ancillary revenues such as telephone or other guest services generated by the property.

The operating environment during the second quarters of 2003 and 2002 were difficult due to reduced airline travel, weak economic conditions and the general unrest as a result of the increased terror-alert levels. During the second quarter of 2003, the operating environment was further strained by the war in Iraq. These factors have reduced overall lodging demand, causing a decline in RevPAR and operating profits for our portfolio. Although the war in Iraq has abated we expect operating conditions to remain challenging throughout 2003. For the second quarter of 2003, RevPAR for our hotels decreased 7.1% when compared to the same period in 2002. The decline is the result of a decrease in average occupancy of 3.1 percentage points and the decline in average room rates of 3.0%. Also, year-to-date RevPAR decreased 4.5%, as occupancy decreased 1.4 percentage points and room rates declined  by 2.5%.

The changes in RevPAR reflect a decline in operations in every region for the quarter and year-to-date. For the year, the South Central region has suffered the most significant decline in RevPAR, down 10.4% from the prior year. For the quarter ended June 20, 2003, the Mid-Atlantic and Western regions had RevPAR declines of 9.4% and 8.5%, respectively, when compared to the quarter ended June 14, 2002. Operating results in the Western region continue to deteriorate due in part to the prolonged slump

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

in the technology sector. The South Central region continues to be impacted by the difficult economic conditions in Dallas. Our most stable regions were the Midwest and Southeast, where the year-to-date declines in RevPAR were 2.1% and .8%, respectively. These markets rely heavily on drive-in transient business, and therefore demand at these hotels was not significantly affected by the decline in airline travel during this period. We anticipate that there will be continued pressure on room rates and occupancy levels until economic growth increases lodging demand, particularly among individual business travelers.

The following table sets forth performance information for all our properties by geographic region as of June 20, 2003 and June 14, 2002:

All Properties by Region

			Quarter Ended
	As of June 20, 2003		June 20, 2003			June 14, 2002
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Northeast	6	880	$113.97	80.7%	$91.94	$118.34	82.5%	$97.62	(5.8)%
Mid-Atlantic	9	1,336	88.17	73.6	64.93	94.82	75.5	71.64	(9.4)
Midwest	19	2,645	86.70	73.2	63.46	85.30	76.5	65.27	(2.8)
South Central	9	1,490	78.10	69.5	54.24	82.25	69.9	57.46	(5.6)
Southeast	14	2,062	79.43	68.0	54.02	82.89	68.0	56.35	(4.1)
Western	13	1,924	84.79	67.8	57.46	88.86	70.7	62.82	(8.5)

All Regions	70	10,337	88.07	69.9	61.54	90.78	73.0	66.25	(7.1)

All Properties by Region

			Year-to-date
	As of June 20, 2003		June 20, 2003			June 14, 2002
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Northeast	6	880	$109.60	69.8%	$76.47	$110.22	72.3%	$79.66	(4.0)%
Mid-Atlantic	9	1,336	86.49	66.6	57.63	91.84	65.8	60.48	(4.7)
Midwest	19	2,645	85.44	67.2	57.45	85.15	68.9	58.68	(2.1)
South Central	9	1,490	80.46	63.9	51.40	84.90	67.6	57.38	(10.4)
Southeast	14	2,062	89.45	70.6	63.13	91.27	69.8	63.65	(0.8)
Western	13	1,924	92.08	67.7	62.37	95.72	70.6	67.66	(7.8)

All Regions	70	10,337	89.15	67.7	60.35	91.41	69.1	63.19	(4.5)

RESULTS OF OPERATIONS

Hotel Revenues. Hotel revenues for the second quarter of 2003 decreased by $4.4 million, or 7.1%, to $58.0 million compared to the same period in 2002. Year-to-date 2003, hotel revenues decreased by $5.6 million, or 4.7%, to $113.7 million, from the same period in 2002. This decrease in hotel revenues for the second quarter and year-to-date 2003 is primarily due to a decrease in room revenues. The results reflect the continued weakness for our segment of the lodging industry primarily due to reduced business travel. Additionally, increased competition resulting from lower room rates at many of the full-service hotels that operate in our markets have caused room-rate reductions at many of our hotels.

Operating Costs and Expenses. Operating costs and expenses decreased by $1.6 million, or 3.1% quarter over quarter. For year-to-date, the operating costs and expenses decreased by $1.0 million, or 1.1% when compared to the same period in 2002. Our costs decreased primarily as a result of a decrease in rooms’ expenses related to lower occupancies, as well as a decrease in management fees related to decreased hotel revenues and operating profit. These decreases in rooms’ expenses do not fully offset the declines in occupancy at our hotels, and, as a result, operating margins declined as detailed below.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Operating Profit. Operating profit for the second quarter of 2003 declined by $2.9 million compared to the second quarter 2002. For year-to-date 2003, operating profit decreased $4.6 million compared to the same period in 2002. Operating profit represented 16% of total revenues for the second quarter of 2003 and 20% for the second quarter of 2002. Year-to-date operating profit represented 15% and 18%, respectively, of total revenues for 2003 and 2002.

Net Income (Loss). Net income for the second quarter of 2003 decreased by $2.5 million to $617,000 when compared to the same period in 2002. For year-to-date 2003, operations resulted in a net loss of $1.0 million, compared to net income of $3.5 million for the same period in 2002. The decrease is a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 20, 2003, we have $8.5 million of unrestricted cash. Our principal source of cash is cash from operations including cash available to us by virtue of the subordination and deferral features in certain of our ground leases and our management agreements. Our principal uses of cash are to make debt service payments, fund our required reserves, repay certain deferred expenses and fund capital expenditures for property improvements. Our annual debt service includes interest payments on our senior notes of approximately $13.7 million and principal and interest payments on our multi-class commercial mortgage pass-through certificates (CMBS) of approximately $43.9 million. We believe our sources of cash are sufficient to meet our near-term liquidity needs, however, our ability to meet our long-term liquidity needs will depend on our future results of operations.

The weak economy and the resultant decline in demand have reduced the cash flow levels at our properties significantly from prior-year levels. As a result, beginning in the fourth quarter of 2002, we have made use of certain reserves and deferred a portion of our management fees and ground rent to make our required debt service payments. Under the terms of the management agreements and the ground leases with Marriott International, Inc. and its affiliates, a portion of the base management fees and all of the ground rent and incentive management fees due Marriott International, Inc. and its affiliates are subordinate to debt service payments on our senior notes and CMBS debt. We deferred $.1 million of ground lease payments and $.2 million of base management fees in 2002. During the first quarter of 2003, we drew $5.7 million from the debt service reserve. Additionally, we deferred $2.3 million of ground lease payments and $.3 million of base management fees thus far in 2003. The $2.4 million of deferred ground lease payments due to Marriott International and its affiliates have been included in “Due to Marriott International, Inc. and its affiliates”, and $.5 million of deferred base management fees have been included in “Management fees due to Courtyard Management Corporation”. Included in the $2.4 million of deferred ground rent described above is approximately $1.2 million of ground rent paid in 2002 but returned under the terms of the lease by our ground lessor during the first quarter of 2003. Based on our current forecasts for the full-year 2003, it is likely that we will have insufficient cash flow from operations to fund our debt service requirements without the subordination of management fees and ground lease payments discussed above. Depending upon the degree of the shortfall, if any, we may draw additional debt service reserves and/or defer additional amounts of ground rent and management fees.

We are required to replenish the debt service reserve and achieve certain levels of excess cash flow before we can repay deferred ground rent and management fee amounts and make equity distributions to our partners. Based on our outlook for 2003, we do not expect to replenish the debt service reserve by year end. Thus, we currently do not expect to make any distributions to our partners until 2004 at the earliest.

We also are subject to certain restrictions on the use of our cash under our senior notes indenture. Under the terms of the senior notes indenture, our ability to make certain distributions and payments is dependent on our maintaining certain levels of cash flow. These levels have not been reached since the third quarter of 2002. Additionally, to the extent the debt service reserve is fully funded, we are required to fund a separate supplemental debt service reserve account in an amount equal to Consolidated Excess Cash Flow, as defined in the senior notes indenture, for each quarter until excess cash flow meets specific levels. Through June 20, 2003, we have reserved $1.4 million of Consolidated Excess Cash Flow, all of which was funded during 2002. To the extent that the supplemental debt service reserve exceeds two semi-annual interest payments (approximately $13.7 million), we are required to offer to purchase the senior notes at par in an amount equal to the greater of (i) the amount by which the supplemental debt service reserve exceeds two semi-annual interest payments, and (ii) $5 million.

Cash Provided by Operations. Year-to-date 2003, our cash provided by operations decreased by $4.0 million when compared to the same period in 2002. The decrease is due primarily to the declining operating results at our hotels, partially offset by the deferral of the payment of certain management fees and ground rent.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Cash Used in Investing Activities. Investing activities consist primarily of contributions to and distributions from the property improvement fund. In accordance with our management agreements, contributions to the property improvement fund are 6.5% of total hotel revenues. As of June 20, 2003, the balance in the property improvement fund was $40.8 million. For the year-to-date periods ended June 20, 2003 and June 14, 2002 contributions to the property improvement fund were $7.4 million and $7.8 million, respectively. Distributions from the property improvement fund reflect capital expenditures for the replacement of furniture, fixtures and equipment offset by interest income earned by the fund. Capital expenditures were $6.4 million and $2.2 million, respectively, for the year-to-date periods ended June 20, 2003 and June 14, 2002. The increase in capital expenditures for 2003 is due to refurbishments currently being implemented at certain of our properties to reposition them to compete with newer properties.

Cash Used in Financing Activities. Financing activities primarily include the repayment of principal on our CMBS debt and distributions to general and limited partners. We repaid $8.5 million and $7.9 million, respectively, of principal on the CMBS debt during the year-to-date periods ended June 20, 2003 and June 14, 2002. Due to our failure to reach certain cash flow thresholds required by the senior notes indenture, no distributions to the partners have been made and will not be made until we again satisfy the cash flow covenants, fully replenish the $6.8 million debt-service reserve and pay ground lease payments deferred in prior years. Also, as previously noted, we used approximately $5.7 million of our senior note debt service reserve to make our semi-annual interest payment on these senior notes in February 2003.

Debt. We have $293.4 million of CMBS debt secured by our properties as of June 20, 2003, and we have $127.4 million of senior notes secured by equity interests in the partnership that owns the hotels. The CMBS debt, which matures in January 2008, bears interest at a weighted average interest rate of 7.85% and has a weighted average term of 17 years. Principal payments for 2003 will total approximately $20.8 million.

Our senior notes are currently rated by Moody’s and Standard & Poor’s. As a result of the significantly reduced operating levels the credit rating assigned to these senior notes was downgraded from B1 to B2 by Moody’s and from B- to CCC+ by Standard & Poor’s in March 2003. Additionally, Standard & Poor’s has placed these senior notes on a negative credit watch. If operations were to decline further, or if our credit ratios do not otherwise improve, the ratings on our senior notes could be reduced further. If we were unable to subsequently improve our credit ratings, our cost to refinance this debt as it comes due would likely increase. The senior notes, which mature in February 2008, are interest only and bear a rate of 10.75%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes. As of June 20, 2003, all of our debt is fixed rate.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 20, 2003, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reports.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 6.	EXHIBITS

(a)	The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

(c)	Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification is being furnished solely to accompany the Report pursuant to 18 U.S. 1350, and is not being filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company whether made before of after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

August 4, 2003	COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

	By:	/s/ CBM TWO LLC
CBM TWO LLC
General Partner

	By:	/s/ MATHEW J. WHELAN
Mathew J. Whelan Vice President (Chief Accounting Officer)