Form 10-Q
period 2003-09-12
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 2003-10-27
CIK 832179

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 12, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The registrant had 1,470 units of its common limited partnership units outstanding as of October 27, 2003.

INDEX

PART I. FINANCIAL INFORMATION

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 12, 2003	December 31, 2002
	(unaudited)
ASSETS
Property and equipment, net	$392,360	$401,776
Deferred financing costs, net of accumulated amortization	6,888	7,975
Due from Courtyard Management Corporation	7,533	6,387
Other assets	6	1
Property improvement fund	43,219	39,396
Restricted cash	24,371	20,969
Cash and cash equivalents	2,736	8,051

	$477,113	$484,555

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Debt	$415,564	$429,278
Management fees due to Courtyard Management Corporation	59,621	53,142
Due to Marriott International, Inc. and its affiliates	11,632	8,594
Accounts payable and accrued liabilities	11,785	13,450

Total Liabilities	498,602	504,464

General Partner	8,821	8,900
Limited Partners	(30,310)	(28,809)

Total Partners’ Deficit	(21,489)	(19,909)

	$477,113	$484,555

See notes to condensed consolidated financial statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except unit and per unit amounts)

	Quarter Ended		Year-to-Date
	September 12, 2003	September 6, 2002	September 12, 2003	September 6, 2002
REVENUES
Rooms	$52,599	$55,372	$157,412	$165,108
Food and beverage	3,578	3,378	10,540	10,369
Other	839	1,260	2,775	3,855

Total revenues	57,016	60,010	170,727	179,332

OPERATING COSTS AND EXPENSES
Rooms	12,524	12,684	36,495	37,177
Food and beverage	3,060	2,866	8,823	8,636
Selling, administrative and other	15,977	15,767	47,485	46,217
Depreciation	5,760	5,934	17,527	18,074
Ground rent	2,850	2,884	8,453	8,552
Property taxes	2,761	2,821	8,319	8,459
Partnership expense	191	284	743	778
Insurance and other	505	546	1,502	1,568
Management fees	5,279	5,879	16,184	17,865

Total operating costs and expenses	48,907	49,665	145,531	147,326

OPERATING PROFIT	8,109	10,345	25,196	32,006
Interest expense	(8,704)	(9,047)	(26,995)	(27,469)
Interest income	57	183	219	416

NET INCOME (LOSS)	$(538)	$1,481	$(1,580)	$4,953

ALLOCATION OF NET INCOME (LOSS)
General Partner	$(27)	$74	$(79)	$248
Limited Partners	(511)	1,407	(1,501)	4,705

	$(538)	$1,481	$(1,580)	$4,953

NET INCOME (LOSS) PER LIMITED PARTNER UNIT (1,470 Units)	$(348)	$957	$(1,021)	$3,201

See notes to condensed consolidated financial statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Year-to-Date
	September 12, 2003	September 6, 2002
OPERATING ACTIVITIES
Net income (loss)	$(1,580)	$4,953
Depreciation expense	17,527	18,074
Amortization of deferred financing costs as interest expense	1,087	1,088
Straight-line rent adjustment	(82)	(82)
Changes in operating accounts:
Due from Courtyard Management Corporation	(1,146)	229
Other assets	(5)	(10)
Management fees due to Courtyard Management Corporation	6,479	7,104
Due to Marriott International, Inc. and its affiliates	3,120	—
Accounts payable and accrued liabilities	(1,665)	(1,745)

Cash provided by operating activities	23,735	29,611

INVESTING ACTIVITIES
Additions to property and equipment, net	(8,111)	(3,850)
Contributions to the property improvement fund	(11,097)	(11,657)
Distributions from the property improvement fund	7,274	3,077

Cash used in investing activities	(11,934)	(12,430)

FINANCING ACTIVITIES
Repayments of debt	(13,714)	(12,723)
Increase in restricted cash	(3,402)	(2,302)
Capital distributions	—	(9,856)

Cash used in financing activities	(17,116)	(24,881)

DECREASE IN CASH AND CASH EQUIVALENTS	(5,315)	(7,700)
CASH AND CASH EQUIVALENTS at beginning of period	8,051	10,489

CASH AND CASH EQUIVALENTS at end of period	$2,736	$2,789

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$29,259	$30,313

See notes to condensed consolidated financial statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization

Courtyard by Marriott II Limited Partnership, a Delaware limited partnership, was formed on August 31, 1987 to acquire and own 70 Courtyard by Marriott hotels and the land on which certain of the hotels are located. The hotels are located in 29 states in the United States and are managed as part of the Courtyard by Marriott hotel system by Courtyard Management Corporation, or the manager, a wholly owned subsidiary of Marriott International, Inc., or MII.

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

In our opinion, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 12, 2003 and the results of our operations for the quarter ended and year-to-date September 12, 2003 and September 6, 2002 and cash flows for year-to-date September 12, 2003 and September 6, 2002. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

Principles of Consolidation

We consolidate entities (in the absence of other factors determining control) when we own over 50% of the voting shares of another company or, in the case of partnership investments, when we own a majority of the general partnership interest. The control factors we consider include the ability of minority shareholders or other partners to participate in or block management decisions. Additionally, if we determine that we are an owner in a variable interest entity within the meaning of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” and that our variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both, then we will consolidate the entity. All material intercompany transactions and balances have been eliminated.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Restricted Cash

We are required to establish certain escrow reserves pursuant to the terms of our debt and management agreements. The balances in those reserves as of September 12, 2003 and December 31, 2002 are as follows (in thousands):

	September 12, 2003	December 31, 2002
Debt service reserve (1)	$3,099	$6,848
Supplemental debt service reserve	1,427	1,416
Real estate tax and insurance reserve	8,500	7,700
Deposit reserve required by the multi-class commercial mortgage pass-through certificates	6,342	3
Working capital reserve	5,003	5,002

	$24,371	$20,969

(1)	We used approximately $5.7 million of the reserve of $6.8 million at December 31, 2002 towards the semi-annual payment on our senior notes due on February 3, 2003. We are obligated to replenish these amounts in the future to the extent we have Consolidated Excess Cash Flow, as defined in the senior notes indenture. We replenished approximately $2.0 million of the reserve in the third quarter 2003.

4.	Amounts Paid to the General Partner and Marriott International, Inc.

The chart below summarizes amounts paid or received by us to our general partner and MII (in thousands).

	Year-to-Date
	September 12, 2003	September 6, 2002
Marriott International, Inc.:
Base management fee (1)	$5,639	$6,277
Chain services and Marriott Rewards Program	4,976	5,585
Courtyard by Marriott system fee	4,268	4,483
Marketing fund contribution	3,649	3,728
Ground rent (2)	5,351	6,980
Ground rent refunds received	(1,207)	—

	$22,676	$27,053

General Partner:
Administrative expenses reimbursed	$318	$585

(1)	We have deferred $.3 million of base management fees in 2003 year-to-date.
(2)	We have deferred $1.1 million of ground lease payments in 2003 year-to-date.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This discussion includes forward-looking statements about our business and operations. We identify forward-looking statements in this report by using words or phrases such as “believe,” “expect,” “may be,” “intend,” “predict,” “project,” “plan,” “objective,” “will be,” “should,” “estimate,” or “anticipate,” or similar expressions. Forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from these anticipated at the time the forward-looking statements are made. These risks and uncertainties include those risk factors discussed in our annual report on Form 10-K for the year ended December 31, 2002 and in other filings with the Securities and Exchange Commission, or the SEC. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to conform the statement to actual results on changes in our expectations.

Overview

Courtyard by Marriott II Limited Partnership, a Delaware limited partnership, is the owner of 70 Courtyard by Marriott hotels, which operate in the upscale segment of the lodging industry. All of our limited and general partner interests are indirectly owned by CBM Joint Venture LLC, a joint venture between Host Marriott, L.P., and certain of its subsidiaries and a subsidiary of MII.

Our results of operations primarily represent hotel-level sales, which are room, food and beverage and other ancillary income such as telephone, meeting room central and other guest services. Operating expenses consist of the costs to provide these services as well as depreciation, management fees, real and personal property taxes, ground rent, equipment rent, property insurance and other costs.

A significant component of the cost of owning and operating hotels is fixed in nature and does not necessarily decrease when there is a reduction in property revenues. As a result, a change in revenues may result in a greater percentage change in our earnings and cash flows. In response to the decline in the operations of our hotels, we have been working with our hotel manager to achieve certain cost reductions at the properties. We believe that these efforts have slowed the decline in our operating margins. In 2003, our operating margin has continued to decrease from comparable periods in 2002 due to declining revenues as a result of the effect on travel of such factors as the weak economy, the war in Iraq, terrorist threat levels and because certain of our costs such as insurance, utilities, wages and benefits have increased at a rate greater than inflation.

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

Operating Statistics

We use a measure common in the industry to evaluate the operations of a hotel, room revenue per available room, or RevPAR. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include food and beverage or other ancillary revenues such as parking, telephone, or other guest services generated by the property. Our reported hotel operating statistics (i.e., RevPAR, average daily rate and average occupancy) for the quarters ended September 12, 2003 and September 6, 2002 reflect results for the twelve-week periods from June 21, 2003 to September 12, 2003 and June 15, 2002 to September 6, 2002, respectively.

Our reported hotel operating statistics for year-to-date September 12, 2003 and year-to-date September 6, 2002 reflect results for the thirty-six week periods from January 4, 2003 to September 12, 2003 and December 29, 2001 to September 6, 2002, respectively.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

RESULTS OF OPERATIONS

Financial Performance

2003 Compared to 2002

Hotel Revenues. Hotel revenues for the third quarter of 2003 decreased by $3.0 million, or 5.0%, to $57.0 million compared to the same period in 2002. Year-to-date 2003, hotel revenues decreased by $8.6 million, or 4.8%, to $170.7 million, from the same period in 2002. This decrease in hotel revenues for the third quarter and year-to-date 2003 is primarily due to a decrease in room revenues. The results reflect the continued weakness for our segment of the lodging industry primarily due to the continued low levels of business travel. Additionally, increased competition resulting from lower room rates at many of the full-service hotels that operate in our markets have placed many of our hotels at a competitive disadvantage.

Operating Costs and Expenses. Operating costs and expenses for the third quarter of 2003 decreased by $.8 million, or 1.5% compared to the same period in 2002. For year-to-date, the operating costs and expenses decreased by $1.8 million, or 1.2% when compared to the same period in 2002. Our costs decreased primarily as a result of a decrease in rooms’ expenses related to lower occupancy, as well as a decrease in management fees related to decreased hotel revenues and operating profit. These decreases in rooms’ expenses do not fully offset the declines in revenues related to decreases in occupancy at our hotels, and, as a result, operating margins declined as detailed below.

Operating Profit. Operating profit for the third quarter of 2003 declined by $2.2 million compared to the third quarter 2002. For year-to-date 2003, operating profit decreased $6.8 million compared to the same period in 2002. Operating profit represented 14.2% of total revenues for the third quarter of 2003 and 17.2% for the third quarter of 2002. Year-to-date operating profit represented 14.8% and 17.8%, respectively, of total revenues for 2003 and 2002.

Net Income (Loss). Net loss of $.5 million for the third quarter of 2003 represents a decrease of $2.0 million when compared to the same period in 2002. For year-to-date 2003, operations resulted in a net loss of $1.6 million, compared to net income of $5.0 million for the same period in 2002. The decrease is a result of the factors discussed above.

Lodging Performance

The current operating environment for our hotels remains challenging as a result of lower levels of demand and an increase in supply, particularly within the markets in which we operate. The combination of these factors has caused a decline in RevPAR and operating profits for our portfolio. We believe the remainder of 2003 will be difficult with continuing declines in revenue and flat to declining RevPAR. For the third quarter of 2003, RevPAR for our hotels decreased 5.0% when compared to the same period in 2002. The decline is the result of a decrease in average occupancy of 2.6 percentage points and the decline in average room rates of 1.5%.

The changes in RevPAR reflect a decline in operations in most regions for the quarter and year-to-date. For the year, the South Central region has suffered the most significant decline in RevPAR, down 5.8% for the quarter and 9.0% year-to-date 2003. For the third quarter, the Northeast and Midwest regions had RevPAR declines of 2.7% and 5.0%, respectively, when compared to prior year, while year-to-date, these regions are only down 4.1% and 2.2%, respectively, 2003 compared to 2002. The declines are due to the overall decrease in business travel as a result of the weak economy and a decrease in leisure travel in certain markets. The South Central region continues to be affected by the difficult economic conditions in Dallas. The Southeast and Western regions had a decrease in RevPAR, for the quarter, of 4.4% and 8.1%, respectively, and had declines of 1.5% and 7.5% respectively, year-to-date. We anticipate that there will be continued pressure on room rates and occupancy levels throughout the United States until economic growth improves, driving increases in lodging demand, particularly among individual business travelers.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

The following table sets forth performance information for our properties by geographic region:

	Quarter Ended
	As of September 12, 2003		September 12, 2003			September 6, 2002
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Northeast	6	880	$101.79	78.5%	$79.86	$102.74	79.9%	$82.99	(2.7)%
Mid-Atlantic	9	1,336	86.74	70.0	60.74	88.74	70.7	62.79	(3.3)
Midwest	19	2,645	85.94	73.4	63.06	86.32	76.9	66.38	(5.0)
South Central	9	1,490	79.80	68.2	54.45	81.77	70.6	57.78	(5.8)
Southeast	14	2,062	85.09	67.5	57.40	81.15	70.5	60.02	(4.4)
Western	13	1,924	89.59	69.9	62.65	91.33	74.6	68.16	(8.1)

All Regions	70	10,337	85.95	70.5	60.58	87.26	73.1	63.77	(5.0)

	Year-to-date
	As of September 12, 2003		September 12, 2003			September 6, 2002
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Northeast	6	880	$109.50	72.7%	$79.62	$110.56	75.1%	$83.02	(4.1)%
Mid-Atlantic	9	1,336	86.11	67.4	58.03	90.30	67.5	60.92	(4.7)
Midwest	19	2,645	85.87	69.9	60.01	85.04	72.2	61.35	(2.2)
South Central	9	1,490	79.99	65.5	52.41	83.81	68.7	57.61	(9.0)
Southeast	14	2,062	86.18	69.1	59.57	87.86	68.8	60.50	(1.5)
Western	13	1,924	89.72	67.7	60.70	92.80	70.7	65.59	(7.5)

All Regions	70	10,337	88.05	68.6	60.43	89.98	70.4	63.38	(4.8)

LIQUIDITY AND CAPITAL RESOURCES

As of September 12, 2003, we have $2.7 million of unrestricted cash, which is lower than our historical balances have been. Based on our current forecast, we believe that our sources of cash are sufficient to meet our near-term liquidity needs; however, our ability to meet our long-term liquidity needs will depend on our future results of operations. In addition, to the extent our sources of cash are insufficient to meet debt service or fund the property improvement fund, our partners are not obligated to provide additional sources of capital to the partnership. Our principal source of cash is cash from operations including cash available to us by virtue of the subordination and deferral features in certain of our ground leases and our management agreements. Our principal uses of cash are to make debt service payments, fund our required reserves, repay certain deferred expenses and fund capital expenditures for property improvements. Our annual debt service includes interest payments on our senior notes of approximately $13.7 million and principal and interest payments on our multi-class commercial mortgage pass-through certificates (CMBS) of approximately $43.9 million.

Capital Expenditures. We annually assess the need for refurbishments and capital improvements. Typically, refurbishments occur at intervals of approximately seven years, based on an annual review of the condition of each property. Our capital expenditures have been focused on property maintenance and improvements designed to maintain appropriate levels of quality. Our management agreements require us to escrow 6.5% of hotel sales for these refurbishments and capital improvements. We typically have contributed on average approximately $17 million annually to the reserve. However, due to reduced hotel revenues in 2003, we only expect to contribute approximately $15.7 million to the reserve.

During 2002, we began an effort to reposition our properties to compete with newer properties in certain of our markets. We have undertaken these repositionings in response to changing consumer tastes and trends in the industry. At year-end 2002, we had completed the repositioning of three properties at a cost of approximately $6.8 million (or approximately $15,500 per room). While we are evaluating the effect on operations of the refurbishments completed on the three properties, we have modified the scope of the project to determine if we can attain the same benefits at a lower cost per room and thus reposition additional properties. The revised scope includes:

•	guest room renovations that include the replacement of select pieces of furniture along with the complete replacement of draperies, carpets, lighting and bed coverings with a more contemporary décor;

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

•	a reconfiguration of the lobby dining room and adjoining lounge area to make the space more flexible with updated furniture and other décor to provide a more inviting feel;

•	the renovation of guest room corridors with new carpet, wall vinyl and brighter lighting systems;

•	refurbishment of exercise rooms; and

•	the addition of a pantry that will offer 24-hour access to a variety of food and beverage items.

Work on the revised refurbishment plans began in August of 2003, and construction is expected to begin in January 2004. We will continue to monitor the effect of the scope of these renovations and make modifications as necessary. We have approximately $43 million in our property improvement fund, with which we plan to upgrade approximately 25 additional hotels (at a cost of approximately $11,000 per room) in 2004 and 2005. While a portion of the portfolio can be repositioned with the amounts expected to be in the property improvement fund, the total capital expenditure budget proposed by the manager exceeds the amount expected to be in the property improvement fund. Under the management agreement, the partnership is not generally obligated to fund improvements to the extent that they exceed the amounts reserved for in the property improvement fund. Therefore, the pace at which we reposition additional properties in future years will depend upon the results of our operations and the benefits that we receive from these improvements.

Debt. The decline in lodging demand has reduced the cash flow levels at our properties significantly from prior-year levels. As a result, beginning in the fourth quarter of 2002, we have made use of certain reserves and deferred a portion of our management fees and ground rent to make our required debt service payments. Under the terms of the management agreements and the ground leases with MII and its affiliates, a portion of the base management fees and all of the ground rent and incentive management fees due MII and its affiliates are subordinate to debt service payments on our CMBS and senior notes debt. These terms include the ability to defer the payment of certain amounts due under our ground lease and management agreement, as well as, the ability to refund those amounts made in prior periods to the extent that cash from operations, as defined in the respective agreements, if not sufficient to pay debt service. The following events occurred by the end of the first quarter of 2003:

•	We deferred $0.1 million of ground lease payments in 2002 and deferred an additional $1.1 million of ground lease payments related to 2003. We were also refunded $1.2 million of ground rent paid in 2002 but returned to us during the first quarter of 2003. The total $2.4 million of refunded and deferred ground lease payments due to MII and its affiliates have been included in “Due to Marriott International, Inc. and its affiliates.”

•	We deferred $0.3 million of base management fees thus far in 2003, and $0.2 million in 2002. The total $0.5 million of deferred base management fees have been included in “Management fees due to Courtyard Management Corporation.”

•	We utilized $5.7 million of our senior note debt service reserve to fund the semi-annual interest payment on our senior notes.

Our semi-annual payment on our senior notes in the third quarter of 2003 was made with cash from operations and no further deferrals or refunds of either ground rent or management fees have been required subsequent to the first quarter of 2003. In addition, we are required to replenish the debt service reserve to the extent we had Consolidated Excess Cash Flow, as defined in the senior notes indenture, and we replenished approximately $2.0 million of the reserve during the third quarter of 2003, bringing the current balance in the reserve to $3.1 million. However, based on our current forecasts for the full-year 2003, we do not expect to further replenish the debt service reserve this year. Furthermore, to the extent operations do not improve significantly, we expect to make use of the debt service reserves and defer additional amounts of ground rent and management fees to meet our debt-service obligations in 2004.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

We are required to replenish the debt service reserve and achieve certain levels of Consolidated Excess Cash Flow and thereafter to repay deferred ground rent and management fee amounts prior to making equity distributions to our partners. We have not made and will not make distributions to the partners until we again satisfy the Consolidated Excess Cash Flow covenants, fully replenish the $6.8 million debt-service reserve and repay certain deferred ground rent and management fee amounts. Based on our outlook for 2004, we do not expect to be in compliance with these provisions and therefore, we do not expect to make any distributions to our partners until 2005, at the earliest.

Further, to the extent the debt service reserve is fully funded, we are required to fund a separate supplemental debt service reserve account in an amount equal to Consolidated Excess Cash Flow for each quarter until excess cash flow meets specific levels. Through September 12, 2003, we have reserved $1.4 million of Consolidated Excess Cash Flow, all of which was funded during 2002. To the extent that the supplemental debt service reserve exceeds two semi-annual interest payments (approximately $13.7 million), we are required to offer to purchase the senior notes at par in an amount equal to the greater of (i) the amount by which the supplemental debt service reserve exceeds two semi-annual interest payments, and (ii) $5 million.

We have $288.2 million of CMBS debt secured by our properties as of September 12, 2003, and we have $127.4 million of senior notes secured by equity interests in the partnership that owns the hotels. The CMBS debt, which matures in January 2008 bears interest at a weighted average interest rate of 7.85% and has a weighted average term of 17 years. Principal payments for 2003 will total approximately $20.8 million. Our senior notes are currently rated by Moody’s and Standard & Poor’s. As a result of the significantly reduced operating levels, the credit rating assigned to these senior notes was downgraded from B1 to B2 by Moody’s and from B- to CCC+ by Standard & Poor’s in March 2003. Additionally, Standard & Poor’s has placed these senior notes on a negative credit watch. If operations were to decline further, or if our credit ratios do not otherwise improve, the ratings on our senior notes could be reduced further. If we were unable to subsequently improve our credit ratings, our cost to refinance this debt as it comes due would likely increase. The senior notes, which mature in February 2008, are interest only and bear interest at a rate of 10.75%.

Cash Provided by Operations. Year-to-date 2003, our cash provided by operations decreased by $5.9 million when compared to the same period in 2002. The decrease is due to the declining operating results at our hotels, partially offset by the deferral of the payment of certain management fees and ground rent due to Marriott International.

Cash Used in Investing Activities. Investing activities consist primarily of contributions to and distributions from the property improvement fund. In accordance with our management agreements, contributions to the property improvement fund are 6.5% of total hotel revenues. As of September 12, 2003, the balance in the property improvement fund was $43.2 million. For the year-to-date periods ended September 12, 2003 and September 6, 2002, contributions to the property improvement fund were $11.1 million and $11.7 million, respectively. Distributions from the property improvement fund reflect capital expenditures for the replacement of furniture, fixtures and equipment offset by interest income earned by the fund. Additions to property and equipment, net were $8.1 million and $3.9 million, respectively, for the year-to-date periods ended September 12, 2003 and September 6, 2002. The increase in capital expenditures for 2003 is due to refurbishments at certain of our properties to reposition them to compete with newer properties.

Cash Used in Financing Activities. Financing activities primarily include the repayment of principal on our CMBS debt and distributions to general and limited partners. We repaid $13.7 million and $12.7 million, respectively, of principal on the CMBS debt during the year-to-date periods ended September 12, 2003 and September 6, 2002. We used approximately $5.7 million of our senior note debt service reserve to make our semi-annual interest payment on these senior notes in February 2003. We used cash from operations to make our August 2003 semi-annual interest payment on the senior notes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes. As of September 12, 2003, all of our debt is fixed rate.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

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

As of September 12, 2003, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

October 24, 2003	COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

	By:	/s/ CBM TWO LLC

CBM TWO LLC General Partner

By:	/s/ LARRY K. HARVEY

Larry K. Harvey Vice President (Principal Financial Officer)