Form 10-K
period 2003-12-31
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 2004-03-17
CIK 832179

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the year ended December 31, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-16728

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-1533559
(State of organization)	(I.R.S. Employer Identification Number)

6903 Rockledge Drive, Suite 1500, Bethesda, Maryland	20817
(Address of principal executive offices)	(Zip Code)

240-744-1000

Registrant’s Telephone Number, Including Area Code

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

None

ITEMS 1 & 2. Business and Properties

We are a Delaware limited partnership, formed on August 31, 1987 to acquire and own 70 Courtyard by Marriott hotels and the respective fee or leasehold interests in the land on which our hotels are located. Our hotels are located in 29 states and contain a total of 10,337 guest rooms as of December 31, 2003. The hotels are operated as part of the Courtyard by Marriott system and are managed by Courtyard Management Corporation (the “manager”), a wholly owned subsidiary of Marriott International, Inc., under long-term management agreements. CBM Joint Venture LLC, or Courtyard JV, a joint venture among Host Marriott, L.P., also referred to as Host LP, Rockledge Hotel Properties, Inc., which is a wholly-owned subsidiary of Host LP, and a subsidiary of Marriott International, Inc., also referred to as Marriott International, is the indirect holder of all of our limited and general partner interests.

Any security holder who desires additional copies of this Form 10-K may obtain one (excluding exhibits), without charge, by addressing a request to Courtyard by Marriott II Limited Partnership, Attn: Investor Relations, 6903 Rockledge Drive, Suite 1500, Bethesda, Maryland 20817. We will charge an amount equal to the reproduction cost if the exhibits are requested.

The Lodging Industry

The lodging industry in the United States consists of both private and public entities that operate in an extremely diversified market under a variety of brand names. Competition in the industry is based primarily on the level of service, quality of accommodations, location and room rates. In order to cater to a wide variety of tastes and needs, the lodging industry is broadly categorized into six groups: luxury, upper-upscale, upscale, midscale with food and beverage service, midscale without food and beverage service and economy. Our properties, which are positioned in the upscale segment of the industry, compete with both full-service and limited-service hotels in their respective markets by providing streamlined services and amenities at prices that typically are lower than those available at full-service hotels. Our competitors in the upscale segment include such brands as Amerisuites, Hilton Garden Inn, Hawthorne Suites, Homewood Suites, Radisson, Red Lion, Residence Inn and Spring Hill Suites.

Supply and demand growth in the lodging industry and the markets in which we operate may be influenced by a number of factors, including growth of the economy, capital availability, the level of interest rates and unique local considerations. Properties in the upscale segment of the lodging industry have been hurt by an increase in the construction of upscale hotels over the past decade. Over the past three years, demand has been slowed primarily due to terrorist acts, the threat of additional terrorist acts, the war in Iraq and, in 2002, continued weakness in the economy. We expect the rate of supply growth to decrease from prior year levels for at least the next two years due to the excess supply of upscale hotels currently in many markets based on data provided by Smith Travel Research and PricewaterhouseCoopers LLP. However, we still expect the rate of supply growth in the upscale segment to be at, or exceed, the historic levels for the lodging industry. We believe that demand will begin to grow during the first half of 2004, as the economy continues to strengthen and business travel increases.

Business Strategy

Our primary business objective is to provide superior total returns to our unitholders through a combination of distributions, appreciation in net asset value per unit, and growth in earnings. To achieve this objective we seek to:

•	maximize the value of our portfolio through asset management which includes working with the manager of our hotels to continue to minimize operating costs and increase revenues with the goal of improving cash flows; and

•	completing a comprehensive capital improvement program designed to improve operations and profitability.

We believe we are well-qualified to pursue our business strategies. Our management team has extensive experience, industry knowledge, relationships and access to market information that provide a competitive advantage with respect to the work we do to improve and maintain the quality of our assets. These efforts include maximizing the value of our portfolio by directing our manager in their efforts to reduce operating costs and to increase revenues at our hotels, monitoring property and brand performance, pursuing repositioning opportunities, overseeing capital expenditure budgets and forecasts, and analyzing competitive supply conditions in each of our markets.

Our Portfolio

Our portfolio consists of 70 Courtyard by Marriott hotels that contain a total of 10,337 rooms. The properties are geographically diversified among 29 states and most are located in suburban areas near office parks or other business districts and are designed for business and vacation travelers who desire quality accommodations at moderate prices. Our hotels average 148 rooms and are approximately 16 years old. Our hotels are designed around a courtyard area containing a swimming pool, walkways and landscaped areas. Each hotel typically contains a small lobby, a restaurant with seating for approximately 50 guests, a lounge, a guest laundry, an exercise room and two small meeting rooms.

Refurbishments and Capital Improvements. To maintain the overall quality of our lodging properties, we annually assess the need for refurbishments and capital improvements. Typically, refurbishments occur at intervals of approximately seven years, based on an annual review of the condition of each property. However, the timing of refurbishments may vary based on the type of property and equipment being replaced and are generally divided into the following types: soft goods, hard goods and infrastructure. Soft goods include items such as carpeting, bed spreads, curtains and wall vinyl and may require more frequent updates to maintain brand quality standards. Hard goods include furniture such as dressers, desks, restaurant chairs and tables and are generally not replaced as frequently. Infrastructure includes the physical plant of the hotel, including such items as the roof, elevators, façade, fire systems, etc., which are regularly maintained and then replaced at the end of their useful lives. For the past several years, our capital expenditures have been focused on property maintenance and improvements designed to maintain appropriate levels of quality. Our management agreements require us to escrow 6.5% of hotel sales for these refurbishments and capital improvements.

During 2002, we began an effort to reposition our properties to compete with newer properties in certain of our markets. We have undertaken these repositionings in response to changing consumer tastes and trends in the industry. As of December 31, 2002, we had completed the repositioning of three properties at a cost of approximately $6.8 million (or approximately $15,500 per room). After evaluating the effect on operations of the refurbishments completed on the three properties, we modified the scope of the project to attempt to attain the same benefits at a lower cost per room and thus provide the opportunity to reposition additional properties. The revised scope includes:

•	guest room renovations that include the replacement of select pieces of furniture along with the complete replacement of draperies, carpets, lighting and bed coverings with items featuring a more contemporary décor;

•	a reconfiguration of the lobby, dining room and adjoining lounge area to make the space more flexible with updated furniture and other décor;

•	the renovation of guest room corridors with new carpet, wall vinyl and brighter lighting systems;

•	refurbishment of exercise rooms; and

•	the addition of a pantry that will offer 24-hour access to a variety of food and beverage items.

As of December 31, 2003, we have $46.5 million in our property improvement fund, with which we plan to upgrade approximately 24 hotels (at a cost of approximately $12,000 per room) in 2004. We will continue to monitor the effect of the scope of these renovations and make modifications as necessary. While a portion of the portfolio can be repositioned with the amounts expected to be in the property improvement fund, the total capital expenditure budget proposed by the manager to reposition the entire portfolio exceeds the amount expected to be in the property improvement fund. Under the management agreements, the partnership is generally not obligated to fund improvements to the extent that they exceed the amounts escrowed for the property improvement fund. Therefore, the pace at which we reposition additional properties in future years will depend upon the results of our operations and the benefits that we receive from these improvements.

Competition. The lodging industry is highly competitive and over the past decade there has been a proliferation of the number of brands in the lodging industry. Competition is often specific to individual markets and is based on a number of factors, including location, brand, price, guest amenities and service, as well as property condition. Our competition includes hotels operated under brands in the midscale, upscale and upper-upscale groups. In addition, because our management contracts do not restrict our manager’s ability to convert, franchise or develop other hotel properties in our markets, we often compete with other hotels our manager manages or franchises.

We believe, however, that our properties enjoy competitive advantages associated with their operations under the Courtyard by Marriott brand system. The national marketing programs and reservation systems of this brand, combined with the strong management systems and expertise they provide should enable our properties to continue to perform favorably in terms of both occupancy and average daily rate. Our manager maintains a national reservation system with reservation agents that have the current status of the rooms available and rates from the properties. In addition, repeat guest business is enhanced by participation in the Marriott Rewards program.

Seasonality. Our hotel sales traditionally have experienced moderate seasonality, which varies based on the individual hotel property and the region. Additionally, hotel revenues in our fiscal fourth quarter reflect sixteen or seventeen weeks of results compared to twelve weeks for each of the first three quarters of our fiscal year. Hotel sales by quarter for the years 2001 through 2003 for our lodging properties are as follows:

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001	24.9%	25.5%	23.8%	25.8	%(1)
2002	22.4	24.6	23.6	29.4	(2)
2003	23.2	24.1	23.7	29.0

Average	23.5%	24.8%	23.7%	28.0%

(1)	The fourth quarter results for 2001 were significantly affected by the terrorist attacks on September 11, 2001.
(2)	The fourth quarter results for 2002 include 17 weeks of operating results. In a typical year (including 2001 and 2003) our fiscal fourth quarter results include 16 weeks of operations.

Hotel Properties. The following table sets forth the location and number of rooms for each of our properties as of February 15, 2004. Except as noted, each of the properties is subject to a ground lease:

Location	Rooms
Alabama
Birmingham/Homewood (1)	140
Birmingham/Hoover	153
Huntsville	149
Arizona
Phoenix/Mesa	149
Phoenix/Metrocenter	146
Tucson Airport	149
Arkansas
Little Rock	149
California
Bakersfield	146
Cupertino	149
Foster City	147
Fresno	146
Hacienda Heights	150
Marin/Larkspur Landing	146
Palm Springs	149
Torrance	149
Colorado
Boulder	149
Denver (1)	146
Denver/Southeast	155
Connecticut
Norwalk	145
Wallingford	149
Florida
Ft. Myers	149
Ft. Lauderdale/Plantation	149
St. Petersburg	149
Tampa/Westshore	145
West Palm Beach	149
Georgia
Atlanta Airport South (1)	144
Atlanta/Gwinnett Mall	146
Atlanta/Perimeter Center.	145
Atlanta/Roswell	154
Illinois
Arlington Heights-South (1)	147
Chicago/Deerfield (1)	131
Chicago/Glenview	149
Chicago/Highland Park	149
Chicago/Lincolnshire (1)	146
Chicago/Oakbrook Terrace (1)	147
Chicago/Waukegan	149
Chicago/Wood Dale	149
Rockford (1)	147
Indiana
Indianapolis/Castleton	146
Kansas
Kansas City/Overland Park	149
Kentucky
Lexington/North	146
Maryland
Annapolis	149
Silver Spring	146
Massachusetts
Boston/Andover	146
Michigan
Detroit Airport	146
Detroit/Livonia	149
Minnesota
Minneapolis Airport	146
Missouri
St. Louis/Creve Coeur	154
St. Louis/Westport	149
New Jersey
Lincroft/Red Bank	146
New York
Poughkeepsie	149
Rye	145
North Carolina
Charlotte/South Park	149
Raleigh/Cary	149
Ohio
Dayton Mall	146
Toledo	149
Oklahoma
Oklahoma City Airport	149
Oregon
Portland-Beaverton	149
Pennsylvania
Philadelphia/Devon	149
South Carolina
Columbia	149
Greenville	146
Tennessee
Memphis Airport	145
Nashville Airport	145
Texas
Dallas/Northeast	149
Dallas/Plano (1)	149
Dallas/Stemmons	146
San Antonio/Downtown	149
Virginia
Charlottesville	150
Manassas	149
Washington
Seattle/Southcenter	149

Total	10,337

(1)	Hotel and land are owned fee simple.

Environmental and Regulatory Matters

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. These laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released asbestos-containing materials. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require corrective or other expenditures. In connection with our current or prior ownership or operation of hotels, we may be potentially liable for various environmental costs or liabilities. Although we are currently not aware of any material environmental claims pending or threatened against us, we can offer no assurance that a material environmental claim will not be asserted against us in the future.

Material Agreements

All of our hotels are managed and operated by a subsidiary of Marriott International pursuant to the management agreements. The agreements expire in 2013 with renewals at the option of the manager for one or more of the hotels for up to 35 years thereafter. In October 2000, in connection with the acquisition of the partnership by Courtyard JV, the partnership agreed to certain proposed amendments to the management agreements that would take effect at such time as all required consents of the partnership’s lenders have been obtained. Those proposed amendments primarily related to the computation of owner’s priority distribution and future subordination requirements. The partnership and the manager also agreed to increase the annual contributions to the partnership’s furniture, fixtures and equipment reserve from 5.0% to 6.5% of gross revenues and such increase became effective in the fourth quarter of 2000.

The consent of the partnership’s lenders may be required in order for the various proposed amendments to become effective. To date, the partnership has obtained the consent of the servicer on its mortgage debt to the October 2000 proposed amendments. The partnership has not sought, and does not currently contemplate seeking, consents, to the extent necessary, from the holders of its senior notes for the amendments. Our management agreements with our manager include the terms described below.

•	General. Under the management agreements, the manager provides comprehensive management services to us.

•	Operational services. The manager has sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing all room rates, processing reservations, procuring inventories, supplies and services, providing periodic inspection and consultation visits to the hotels by the manager’s technical and operational experts and promoting and publicizing of the hotels. The manager receives compensation in the form of base management and system fees, calculated as a percentage of gross revenues, and incentive management fees calculated as a percentage of operating profit.

•	Executive supervision and management services. The manager provides all managerial and other employees for the hotels, reviews the operation and maintenance of the hotels, prepares reports, budgets and projections, provides other administrative and accounting support services to the hotel, such as planning and policy services, financial planning, divisional financial services, risk planning services, product planning and development, employee planning, corporate executive management, legislative and governmental representation and certain in-house legal services, and protects trademarks, trade-names and service marks.

•	Chain services. The management agreements require the manager to furnish chain services that are generally furnished on a centralized basis. Such services include: (1) the development and operation of certain computer systems and reservation services, (2) regional management and administrative services, regional marketing and sales services, regional training services, manpower development and relocation of regional personnel and (3) such additional central or regional services as may from time to time be more efficiently performed on a regional or group basis rather than at the hotel. Costs and expenses incurred in providing such services are allocated among all Courtyard by Marriott hotels managed by the manager or its affiliates.

•	Working capital and fixed asset supplies. Our management agreements require us to maintain working capital for each hotel and to fund the cost of certain fixed asset supplies (for example, linen, china, glassware, silver and uniforms). We are also responsible for providing funds to meet the cash needs for hotel operations if at any time the funds available from hotel operations are insufficient to meet the financial requirements of the hotels.

•	Furniture, Fixtures and Equipment replacements. The management agreements provide that, on an annual basis, the manager will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs and maintenance to be performed in the next year and an estimate of the funds that are necessary therefor, subject to our review and approval. Under the agreements, we are required to provide to the manager all necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixtures and equipment replacements). For purposes of funding the furniture, fixtures and equipment replacements, 6.5% of the gross revenues of the hotel is deposited by the manager in an escrow account.

•	Building alterations, improvements and renewals. The management agreements require the manager to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and vertical transportation elements of each hotel. In addition, the management agreements provide that the manager may propose such changes, alterations and improvements to the hotel as are required, in the manager’s reasonable judgment, to keep the hotel in a competitive, efficient and economical operating condition.

•	Sale of the hotel. The management agreements limit our ability to sell, lease or otherwise transfer the hotels by requiring that the transferee assume the management agreements with respect to the transferred hotels and meet specified other conditions, including the condition that the transferee not be a competitor of the manager.

•	Service marks. During the term of the management agreements, the service mark, symbols and logos used by the manager shall be used in the operation of the hotel. Any right to use the service marks, logos and symbols and related trademarks at a hotel will terminate with respect to that hotel upon termination of the management agreement with respect to such hotel.

•	Termination fee. The management agreements provide that if the management agreements are terminated prior to their full term due to casualty, condemnation or the sale of the hotel, the manager may be eligible to receive a termination fee.

•	Performance Termination. The management agreements provides for termination rights in the case of the manager’s failure to meet certain financial performance criteria.

The land on which 61 of the hotels is located is subject to ground leases. Of these, 53 are leased from Marriott International and its affiliates. The primary provisions of these leases are discussed in Note 7 to the financial statements.

Related Parties

CBM Joint Venture LLC, or Courtyard JV, a joint venture among Host Marriott, L.P., also referred to as Host LP, Rockledge Hotel Properties, Inc., which is a wholly-owned subsidiary of Host LP, and a subsidiary of Marriott International, Inc., also referred to as Marriott International, is the indirect holder of all of our limited and general partner interests. Host LP owns and Marriott International operates (and in a few cases owns) hotels other than our hotels. Additionally, Marriott International and its affiliates license others to operate other hotels under various brand names, including the Courtyard by Marriott brand name and therefore potential conflicts of interest exist. With respect to these potential conflicts of interest, Host LP, Marriott International and their affiliates retain the right to compete with our hotels, including the right to develop, own, operate and franchise competing hotels now and in the future in markets in which our hotels are located, in addition to those existing hotels which may currently compete directly or indirectly with our hotels.

Employees

We have no employees. Host LP provides the services of certain employees (including the general partner’s executive officers) to us and the general partner. We and the general partner anticipate that each of the executive officers of the general partner will generally devote a sufficient portion of his or her time to our business. However, each executive officer will also devote a significant portion of his or her time to the business of Host LP and its other affiliates. No officer of the general partner or Host LP devotes a significant percentage of his or her time to our business. To the extent that any officer does devote time to the partnership, the general partner or Host LP, as applicable, is entitled to reimbursement for the cost of providing such services.

Certain Policies

Our policies with respect to investing activities are determined by our general partners and may be amended or revised from time to time at their discretion. Our investment objectives are to achieve long-term sustainable growth in earnings and cash flow and to maximize the value of our portfolio through an asset management program which focuses on selectively improving and repositioning our hotels.

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

ITEM 4. Submission of Matters to a Vote of Unit Holders

None.

PART II

ITEM 5. Market for the Partnership’s Limited Partnership Units and Related Security Holder Matters

There currently is no established public trading market for the limited partner units of the partnership and it is not anticipated that a public market for the units will develop. As of December 31, 2003, Courtyard JV was the indirect holder of record of all of the partnership’s 1,470 units.

Subject to meeting cash flow thresholds in our senior notes indenture, cash available for distribution for any year, if any, will be distributed at least annually to the partners of record at the end of each accounting period. During 2002, we distributed $10.6 million (or $7,182 per limited partner unit) to the limited partners. As of the third quarter of 2002 and throughout 2003, we have not met certain cash flow thresholds as required by the senior notes indenture. No distributions to the partners may be made until these thresholds are met. For a further discussion of the senior note cash flow thresholds, see Note 6 to the financial statements.

ITEM 6. Selected Financial Data

The following table presents selected historical financial data which has been derived from our audited financial statements for the five years ended December 31, 2003.

	2003	2002	2001	2000	1999
	(in thousands, except per unit amounts)
Income Statement Data:
Revenues	$240,408	$254,359	$278,481	$303,534	$292,982
Operating profit	32,850	42,246	55,016	61,312	59,671
Net income (loss)	(5,166)	2,974	15,297	20,965	17,838
Net income (loss) per limited partner unit (1,470 Units)	(3,339)	1,922	9,886	13,549	11,528

Balance Sheet Data:
Total assets	$469,751	$484,555	$501,086	$509,510	$522,943
Total liabilities	494,826	504,464	512,856	518,755	537,815
Cash distributions per limited partner unit (1,470 Units)	—	7,182	11,534	11,110	6,000

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Forward Looking Statements” and “Risk Factors” contained elsewhere in this report.

Overview

Courtyard by Marriott II Limited Partnership is a Delaware limited partnership that owns 70 Courtyard by Marriott hotels and the respective fee or leasehold interests in the land on which our hotels are located. Our hotels are operated under the Courtyard by Marriott brand name, and are located in 29 states. We seek to maximize the value of our portfolio through asset management by working with the manager of our hotels to maximize property operations through effective marketing efforts and by completing targeted capital improvements.

The majority of our customers are transient business and leisure travelers. A small portion of our customer base also comprises contracts for a specified number of rooms over a fixed period. Our results of operations primarily represent hotel-level sales, which are room, food and beverage and other ancillary income such as telephone and other guest services. Operating expenses consist of the costs to provide these services as well as depreciation, management fees paid to the operators of our hotels, real and personal property taxes, utilities, ground rent, equipment rent, property insurance and other costs.

Our operating results are based on results of our hotels reported to us by our hotel manager. However, our manager uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for the first three quarters and sixteen or seventeen weeks for the fourth quarter of the year. As a result, our fiscal year 2002 results included 53 weeks of hotel operations, as compared to the operating results for years 2003 and 2001 which contained only 52 weeks of hotel operations and our fourth quarter for 2002 had 17 weeks of hotel operations, while the fourth quarter for 2003 and 2001 only had 16 weeks of hotel operations.

Key Performance Indicators

We have several key indicators that we use to evaluate the performance of our business. These indicators include room revenue per available room, or RevPAR, and RevPAR penetration index.

RevPAR is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include revenue from food and beverage, telephone, or other guest services generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels. We also use RevPAR to compare the results of our hotels between periods and to compare results of our hotels.

We assess what causes changes in RevPAR because changes that result from occupancy as compared to those that result from room rate have different implications on overall revenue levels, as well as incremental operating profit. For example, increases in occupancy at a hotel may lead to increases in ancillary revenues, such as food and beverage and other hotel amenities, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates, however, would not result in these additional room-related costs. For this reason, while operating profit would typically increase when occupancy rises, RevPAR increases due to higher room rates would have a greater impact on our profitability.

A related revenue measure for our hotels is the RevPAR penetration index. The RevPAR penetration index reflects each property’s RevPAR in relation to the RevPAR for that property’s competitive set. We use the measure as an indicator of a property’s market share. For example, a RevPAR penetration index of 100 would indicate that a hotel’s RevPAR is, on average, the same as its competitors. A RevPAR penetration index exceeding 100 would indicate that a hotel maintains a RevPAR premium in relation to its competitive set, while a RevPAR penetration index below 100 would be an indicator that a hotel is underperforming its competitive set. One critical component in this calculation is the determination of a hotel’s competitive set. Factors that we consider include geographic proximity, as well as the level of service provided at the property. For example, a hotel located near a convention center might have a competitive set that includes other hotels located in close proximity to the convention center. Our methodology for determining a hotel’s competitive set, however, may differ from those used by other owners and/or managers.

2003 and 2004 Lodging Assessment

In 2003, we believe the lodging industry was negatively affected by low levels of business travel resulting from a weak economy (predominantly in the first half of the year), the war in Iraq, continued changes in terrorist threat levels and travel reductions and restrictions related to severe acute respiratory syndrome, or SARS. Strong economic growth in the United States economy in the second half of 2003 helped improve lodging demand, but generally not enough to offset the weak lodging demand in the first half.

Our industry outlook for 2004 is more optimistic. Historically, we have seen that lodging demand in the United States correlates to U.S. Gross Domestic Product (GDP) growth, with typically a one to two quarter lag period. Therefore, given the relatively strong U.S. GDP growth in the second half of 2003 and the forecasts for 2004, we are optimistic about improvement in lodging demand in 2004. In addition, based on these GDP forecasts, as well as the anticipated strengthening of corporate profits and capital investment, we expect an increase in business-related travel.

However, unlike the favorable demand trends forecasted to affect the lodging industry in general, we believe that supply growth trends that have existed during the past few years will continue to negatively affect our performance. Supply growth in the lodging industry and the markets in which we operate may be influenced by a number of factors, including growth of the economy, low level of interest rates, and local considerations. Historically, supply growth has averaged approximately 3% per year. Since 2000, the growth of new supply for the entire lodging industry has exhibited a declining trend below the historic average (2.6%, 1.9%, 1.6%, and 1.2% in 2000, 2001, 2002 and 2003, respectively) based on data prepared by Smith Travel Research and PricewaterhouseCoopers LLP. However, the upscale segment experienced significantly stronger supply growth than did the industry as a whole during this period (10%, 7%, 7% and 6% in 2000, 2001, 2002 and 2003, respectively.) We expect the supply growth to slow in the upscale segment of the lodging industry to 3.5% to 4% per year over the next two years. However, while we anticipate slower supply growth than we have experienced over the past several years, we expect that the heightened room supply levels currently in the upscale market will continue to have a negative impact on our operations until the rate of growth in room demand exceeds the rate of growth in room supply.

In 2003, our revenues declined 5.5% from 2002 as a result of the effect on travel of the factors discussed above, as well as 2002 including 53 weeks of operations compared to 52 weeks for 2003. This follows an 8.7% decline in revenues from 2001 to 2002. A significant component of the costs at our hotels, such as property taxes, ground rent, utilities, wages and benefits and insurance are generally fixed and do not necessarily decrease to the same extent as a reduction in hotel property revenues. As a result, a change in revenues usually results in a greater percentage change in our earnings and cash flows. For instance, while our revenues declined by 5.5% and 8.7% in 2003 and 2002, respectively, our declines in operating profit have been much more significant at 22.2% and 23.2%, respectively.

In response to the decline in operations of our hotels over the last several years, we have been working with our manager to achieve cost reductions at the properties. During 2002, these efforts, when combined with the effect of lower occupancy at the hotels, produced a 4.0% decline in property-level costs, which included a 3.4% decline in selling, administrative and other costs. However, in 2003, we were unable to achieve further declines in property-level costs as certain costs, such as employee wages and benefits, property taxes, insurance and utilities increased at a rate greater than inflation. As a result, despite the 5.5% decline in revenues, our property-level costs remained relatively unchanged and our operating profit deteriorated further.

The current operating environment for our hotels remains challenging as a result of continued lower levels of demand and the increased supply of moderately-priced competitive hotels. In addition, certain full-service hotels in our markets have lowered their rates, which has negatively impacted the competitive position of our hotels. During 2004, we expect RevPAR at our hotels to increase slightly from the depressed 2003 levels as a result of positive trends that are emerging, though RevPAR will remain below our historic levels. The positive trends include positive U.S. Gross Domestic Product growth forecasts for 2004 and an expected increase in lodging demand from business travelers. However, we expect that our hotels will continue to experience low occupancy levels as a result of competition within our markets remaining strong and the effect of new supply. Also, we expect that the increase in RevPAR will be exceeded by the increase in our operating costs, and as a significant number of our properties will have rooms out of service due to their renovations, we anticipate that operating profit will remain generally flat when compared to 2003.

During 2003, the average RevPAR penetration index, or market share, for our hotels declined slightly, but it remains at a substantial premium to our competitive set. We believe that this decline in market share occurred due to the relative age of our hotels when compared to the newer hotels that have entered the market over the past five years. We believe that our renovation program will help our hotels better compete with newer properties.

Management’s Priorities

Based on our primary business objectives and forecasted operating conditions, our key priorities, or financial strategies, over the next several years include the following:

•	to implement selective capital improvements designed to increase the competitiveness of our hotels;

•	to work with our manager to minimize operating costs and increase revenues; and

•	to improve our operating profit and cash flow enabling us to increase our debt service coverage, replenish debt service reserves, repay deferred ground rent and management fees and make distributions to partners.

There can be no assurances that any increases in hotel revenues at our properties or earnings will be achieved. Booking cycles remain relatively short, which means that it remains difficult to predict future results. In addition future terrorist attacks, or the continued threat of additional terrorist attacks, may adversely affect demand at our properties while continued increases in operating costs may result in declining operating profit.

Results of Operations

The following table reflects key line items from our audited statements of operations and other significant operating statistics (in thousands, except operating statistics):

	2003	2002	2001	% Change 2003-2002		% Change 2002-2001
Total Revenues	$240,408	$254,359	$278,481	(5.5)%		(8.7)%

Operating Costs and Expenses
Property-level costs (1)	185,258	187,175	194,885	(1.0)		(4.0)
Management fees	22,300	24,938	28,580	(10.6)		(12.7)
Operating Profit	32,850	42,246	55,016	(22.2)		(23.2)

Interest expense	38,346	39,940	41,260	(4.0)		(3.2)
Net income (loss)	(5,166)	2,974	15,297	(273.7)		(80.6)

Other Operating Statistics
RevPAR	$58.82	$61.07	$67.74	(3.7)%		(9.8)%
Average room rate	$87.13	$88.78	$94.80	(1.9)%		(6.4)%
Average occupancy	67.5%	68.8%	71.5%	(1.3	)pts.	(2.7	)pts.

(1)	Amounts represent operating costs and expenses in our statement of operations less management fees.

2003 Compared to 2002

Total Revenues. The decrease in hotel revenues during 2003 was primarily due to a decrease in demand combined with lower average room rates, as well as 2002 including 53 weeks of operations compared to 52 weeks in 2003. Some of the primary markets in which we operate that have been significantly affected include San Francisco, Dallas, and Chicago. Additionally, many of our hotels are located in suburban markets. These markets have been negatively affected by increased competition from lower room rates at downtown hotels and the increased construction of moderately-priced hotels in suburban markets. The 3.7% decline in RevPAR for our portfolio reflects a 1.3 percentage point decrease in average occupancy to 67.5% and a 1.9% decrease in the average room rate to $87.13. For the upscale segment of the lodging industry, RevPAR declined 1% according to Smith Travel Research. We believe that our performance was below the performance of the upscale segment due to the age of the properties and high level of competition in many of the markets in which we operate. We believe that our renovation program will improve our competitive position in the markets in which we operate.

RevPAR declined in every region in 2003, though RevPAR in our Southeast region declined by only .4%. Our South Central and Western regions had the largest RevPAR declines with significant declines in both occupancy and room rate. We anticipate that room rates and occupancy levels will increase to the extent that economic growth leads to increases in lodging demand, particularly among individual business travelers.

Property-level Costs. Our property-level costs were relatively unchanged, consistent with the relatively fixed nature of these costs at the reduced levels of occupancy we have experienced. The decline in occupancy-related costs was almost entirely offset by increases in wages, insurance and marketing costs. We expect that costs such as wages, benefits and insurance will continue to increase at a rate greater than inflation.

Management Fees. Management fees are computed based on revenues for base management fees and system fees and on operating profit for incentive management fees. Therefore, the $2.6 million, or 10.6%, decline in management fees reflects the decline in operations.

Operating Profit. Operating profit decreased $9.4 million, or 22%. Operating profit as a percentage of total revenues decreased from 16.6% in 2002 to 13.7% in 2003, reflecting the relatively fixed cost nature of our business.

2002 Compared to 2001

Total Revenues. Revenues decreased as a result of the continued weakness in demand at our hotels which was exacerbated in some markets by increased competition. This decrease was partially offset by revenues including 53 weeks of operations in 2002 versus 52 weeks in 2001. The 9.8% decline in RevPAR for our portfolio reflected a 2.7 percentage point decrease in average occupancy to 68.8% and a 6.4% decrease in the average room rate to $88.78. RevPAR declined in every region, with the Mid-Atlantic region performing the best at (5.6)% and the South Central region performing the worst at (13.7)%.

Property-level Costs. Our property-level expenses declined due to both the decline in occupancy at the hotels and the broad-based cost-cutting efforts undertaken at our hotels that began in 2001.

Management Fees. Management fees are computed based on revenues for base management fees and system fees and on operating profit for incentive management fees. Therefore, the $3.6 million, or 12.7%, decline in management fees reflects the decline in operations.

Operating Profit. Operating profit decreased $12.8 million, or 23%. Operating profit as a percentage of total revenues decreased from 19.8% in 2001 to 16.6% in 2002, reflecting the significant drop in total revenues of approximately $24.1 million, which was only partially offset by a reduction in expenses of $11.4 million.

Liquidity and Capital Resources

As of December 31, 2003, we have approximately $7.1 million of unrestricted cash, which is lower than our historical balances. Based on our current forecast, we believe that our sources of cash are sufficient to meet our near-term liquidity needs; however, our ability to meet our long-term liquidity needs will depend on our future results of operations. In the event our sources of cash are insufficient to meet debt service or fund the property improvement fund, our partners are not obligated to provide additional sources of capital to the partnership.

Our principal source of cash is cash from operations including cash available to us through the subordination and deferral features affecting certain of our ground leases and our management agreements. Our principal uses of cash are to make debt service payments, fund our required reserves, repay certain deferred expenses and fund capital expenditures for property improvements. Our annual debt service includes interest payments on our senior notes of approximately $14 million and principal and interest payments on our multi-class commercial mortgage pass-through certificates (CMBS debt) of approximately $44 million.

Capital Expenditures. Our capital expenditures have been focused on property maintenance and improvements designed to maintain appropriate levels of quality. We delayed our repositioning plans for 2003, as discussed earlier, in order to reduce the per room cost of these renovations, so that the planned improvements could be made at a greater number of properties in our portfolio. We contributed $18 million to the property improvement fund in 2001. However, due to declining hotel revenues since 2001, we only contributed approximately $16.5 million and $15.6 million to the property improvement fund during 2002 and 2003, respectively. Subsequent to December 31, 2003, we have begun work on ten properties and have plans to complete an additional 14 properties in 2004 for total expenditures of approximately $42 million. Additionally, renovation and maintenance capital expenditures beyond 2004 will depend on our results of operations, as completing the renovation of the 24 properties will substantially decrease our property improvement fund.

Debt. The decline in lodging demand has reduced the cash flow levels at our properties significantly from prior-year levels. As a result, beginning in the fourth quarter of 2002, we have made use of certain reserves and deferred a portion of our ground rent and management fees to make our required debt service payments. Under the terms of the management agreements and the ground leases with Marriott International and its affiliates, a portion of the base management fees and all of the ground rent and incentive management fees due Marriott International and its affiliates are subordinate to debt service payments on our CMBS debt and senior notes debt. These terms include the ability to defer the payment of certain amounts due under our ground leases and management agreements, as well as the ability to require the refund of payments of ground rent and certain management fees made in prior periods to the extent that cash from operations, as defined in the respective agreements, is not sufficient to pay debt service. The following events have occurred since the fourth quarter of 2002:

•	We deferred $0.3 million of ground lease payments during 2002 and were refunded $1.2 million of ground rent paid in 2002 during the first quarter of 2003. During 2003, we deferred an additional $2.0 million of ground lease payments. The total $3.5 million of refunded and deferred ground lease payments due to Marriott International and its affiliates have been included in “Due to Marriott International, Inc. and its affiliates.” In early 2004, we were refunded $8.2 million of ground rent paid in 2003.

•	We deferred $0.3 million of base management fee payments during 2003 which have been included in “Management fees due to Courtyard Management Corporation.”

•	During 2003, we utilized $5.7 million of our senior note debt service reserve to fund the February 1, 2003 semi-annual interest payment on our senior notes. Our semi-annual payment on our senior notes in the third quarter of 2003 was made with cash from operations. In addition, we are required to replenish the debt service reserve to the extent we have Consolidated Excess Cash Flow, as defined in the senior notes indenture, and, as a result, we replenished approximately $2.0 million of the reserve during the third quarter of 2003, bringing the December 31, 2003 balance in the reserve to $3.1 million. During 2004, we utilized $1.4 million of the reserve to fund the February 2, 2004 payment. As a result, the balance in the debt service reserve as of February 15, 2004 is $1.7 million.

Prior to having the ability to make distributions to our partners, as of February 15, 2004, we must achieve certain levels of excess cash flow and replenish or repay $17.1 million as follows:

•	$5.1 million to replenish the debt service reserve;

•	$11.7 million to repay deferred ground rent; and

•	$0.3 million to repay certain deferred management fees.

We also expect to defer an additional $0.7 million of ground rent payments and management fees in 2004, and we expect to use the remaining $1.7 million currently available in our debt service reserve. As a result, we expect that by December 31, 2004 this deficit will increase to approximately $19.5 million. We did not make any distributions to our partners in 2003. Based on our outlook, we do not expect to satisfy these conditions or make any distributions to our partners in 2004.

Further, to the extent the debt service reserve is fully funded, we are required to fund a separate supplemental debt service reserve account in an amount equal to Consolidated Excess Cash Flow for each quarter until excess cash flow meets specific levels. Through December 31, 2003, we have reserved $1.4 million of Consolidated Excess Cash Flow, all of which was funded during 2002. To the extent the supplemental debt service reserve exceeds two semi-annual interest payments (approximately $13.7 million), we are required to offer to purchase the senior notes at par in an amount equal to the greater of (i) the amount by which the supplemental debt service reserve exceeds two semi-annual interest payments, and (ii) $5 million. We do not expect to reach these cash thresholds in the supplemental debt service reserves until 2005, at the earliest.

Sources and Uses of Cash

Cash provided by operations. The decreases in cash provided by operations during 2003 and 2002 are primarily due to the decrease in operations from the prior year, partially offset by the deferral of certain ground lease and management fee amounts due to the manager and Marriott International and its affiliates.

Cash used in investing activities. Investing activities consist primarily of contributions to and distributions from the property improvement fund and capital expenditures for improvements to the hotels. Contributions to the property improvement fund are 6.5% of total hotel revenues. Distributions from the property improvement fund reflect capital expenditures for the replacement of furniture, fixtures and equipment offset by interest income earned by the fund. The increase in capital expenditures in 2003 was due primarily to renovations at certain of our properties.

Cash used in financing activities. Financing activities primarily include the repayment of principal on our commercial mortgage-backed securities and senior notes and distributions to general and limited partners. Cash used in financing in 2003 and 2002 includes the funding and utilization of the debt service reserves required under our debt agreements. Distributions for 2001 include $0.5 million that was owed to the former partners who held partnership units prior to the acquisition of the partnership by Courtyard JV.

Credit Ratings. We have $281.0 million of CMBS debt secured by our properties as of December 31, 2003, and we have $127.4 million of senior notes secured by equity interests in the partnership that owns the hotels. The remaining balance of the CMBS debt, which matures in January 2008, bears interest at a weighted average interest rate of 7.9%. Our senior notes and our CMBS debt are rated by certain credit rating agencies. As a result of the significantly reduced operating levels, the credit rating assigned our senior notes was downgraded from B1 to B2 by Moody’s and from B- to CCC+ by Standard & Poor’s in March 2003. If our operations or our credit ratios do not otherwise improve, the ratings on our senior notes could be reduced further. If we were unable to subsequently improve our credit ratings, our cost to refinance this debt as it comes due would likely increase. The senior notes, which mature in February 2008, are interest only and bear interest at a rate of 10.75% annually.

Contractual Obligations

The table below summarizes our obligations for principal payments on our debt and future minimum lease payments on our operating and capital leases and capital expenditures (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$408	$22	$50	$336	$—
Operating lease obligations	1,859	13	27	27	1,792
Purchase obligations (2)	49	49	—	—	—

Total	$2,316	$84	$77	$363	$1,792

(1)	The amounts shown include amortization of principal and debt maturities on our mortgage debt and senior notes.
(2)	Our purchase obligations consist of commitments for capital expenditures at our hotels. It includes escrow expenditures for the renovation of 24 properties, described above, as well as other maintenance capital expenditures. Under our contracts, we have the ability to defer some of these expenditures into later years and some of the current year amount reflects prior year contracts that were deferred or not completed. See “Capital Expenditures.”

Lodging Statistics

The following table sets forth performance information for all our properties by geographic region as of December 31, 2003 and 2002:

	As of December 31, 2003		December 31, 2003 (1)			December 31, 2002 (2)
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Northeast	6	880	$108.79	72.4%	$78.79	$109.90	73.9%	$81.18	(2.9)%
Mid-Atlantic	9	1,336	86.10	66.8	57.49	88.51	66.9	59.19	(2.9)
Midwest	19	2,794	84.66	68.6	58.05	84.93	70.9	60.24	(3.6)
South Central	9	1,341	79.20	63.2	50.03	82.87	65.7	54.45	(8.1)
Southeast	14	2,062	84.73	67.6	57.27	86.13	66.8	57.52	(0.4)
Western	13	1,924	88.63	67.1	59.51	91.02	69.0	62.83	(5.3)

All regions	70	10,337	87.13	67.5	58.82	88.78	68.8	61.07	(3.7)

(1)	Amounts reflect 52 weeks of operations.
(2)	Amounts reflect 53 weeks of operations.

Inflation

Our properties have been affected by inflation through increasing costs such as wages, benefits and insurance. Over the past three years, inflation has grown an average of 2.0% based on Consumer Price Index statistics provided by the U. S.

Department of Labor. Unlike other real estate, hotels have the ability to change room rates on a daily basis, so the effect of higher inflation can often be passed on to customers. However, the generally weak demand conditions over the past several years have restricted our manager’s ability to raise room rates to offset rising costs.

Critical Accounting Policies

Our consolidated financial statements include accounts of the partnership and all consolidated subsidiaries. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:

•	Impairment testing. We are required by GAAP to record an impairment charge when we believe that one or more of our hotels has been impaired, whereby future undiscounted cash flows for the hotel would be less than the net book value of the hotel. For impaired assets, we record an impairment charge when a property’s fair value less selling costs is less than its net book value. We test for impairment in several situations in accordance with SFAS 144, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, as well as whenever an asset is classified as “held for sale” or events or changes in circumstances indicate that a hotel’s net book value may not be recoverable. In the evaluation of the impairment of our hotels, we make many assumptions and estimates, including:

•	projected cash flows,

•	holding period,

•	expected useful life

•	future capital expenditures

•	fair values, including consideration of capitalization rates, discount rates and comparable selling prices

Changes in these estimates, assumptions, future changes in economic conditions or property-level results could require us to record additional impairment charges, which would be reflected in operations in the future.

•	Depreciation Expense. Depreciation expense is based on the estimated useful lives of our assets. The lives of the assets are based on a number of assumptions including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have a significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes. As of December 31, 2003, all of our debt had a fixed interest rate. The table below provides information about our debt obligations.

	Expected Maturity Date
	2004	2005	2006	2007	2008	Total	Fair Value
	($ in millions)
Fixed rate debt	$22	$24	$26	$28	$308	$408	$434
Average interest rate	7.9%	7.9%	7.8%	7.8%	9.0%

FORWARD LOOKING STATEMENTS

In this report on Form 10-K and the information incorporated by reference herein we make some “forward-looking” statements. These statements are included throughout this report on Form 10-K and the information incorporated by reference herein, including in the section entitled “Risk Factors” and relate to, among other things, analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

•	national and local economic and business conditions, including the continuing effect of terror alerts and potential terrorist activity on travel, that will affect, among other things, demand for products and services at our hotels and other properties, the level of room rates and occupancy that can be achieved by such properties and the availability and terms of financing and our liquidity;

•	changes in taxes and government regulations that influence or determine wages, prices, construction procedures and costs;

•	our ability to maintain properties in a first-class manner, including meeting capital expenditure requirements;

•	our ability to compete effectively in areas such as access, location, quality of accommodations and room rate;

•	our degree of leverage, which may affect our ability to obtain financing in the future;

•	the reduction in our operating flexibility resulting from restrictive covenants in our debt agreements, including the risk of default that could occur;

•	government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	the effect of any rating agency downgrades on the cost and availability of new debt financings;

•	the relatively fixed nature of our operating costs and expenses;

•	our manager’s ability to contain costs;

•	our ability to recover fully under our existing insurance for terrorist acts and our ability to maintain adequate or full replacement cost “all-risk” property insurance on properties; and

•	other factors discussed below under the heading “Risk Factors” and in other filings with the Securities and Exchange Commission.

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

RISK FACTORS

Financial Risks

Our cash flows are seasonal and as such we may face short-term funding shortfalls from time to time. Because the months of November, December and January represent the lowest monthly levels of cash from operations, we utilized a portion of a debt service reserve and certain subordination provisions available to us under our management agreements and ground leases with Marriott International and their affiliates with regard to the payment of our debt service due on February 1, 2003 and 2004 on our mortgage debt and our senior notes to fund the shortfall that primarily resulted from the seasonality and reduced levels of our operations. As a result, the balance in the senior notes debt service reserve was approximately $1.7 million following the February 2004 senior notes interest payment. Deferred amounts generally must be repaid from excess cash flow, but in priority to distributions to equity. Based on forecasted operating results for 2004, we expect to be able to meet our remaining debt service obligations for 2004 from operating cash flow and our various liquidity-enhancing provisions. However, there can be no assurance that our forecasted operating results will be attained, nor can there be any assurance that to the extent operating cash flow is insufficient to cover our debt service obligations, we will be able to fully fund the shortfall by virtue of these liquidity-enhancing provisions. In addition, we expect that at the end of 2004, we will have fully drawn all funds contained in our debt service reserve to meet shortfalls and, accordingly, will not have the benefit of this reserve to meet shortfalls until we are able to replenish it from future excess cash flows.

We must use excess cash flow from operations to fund debt service reserves and pay deferred subordinated ground rent and management fees. In light of our use of a portion of the funds in our senior notes debt service reserve for both the February 2003 and 2004 debt payments and the decline in our debt service coverage ratio, our senior notes indenture requires us to use specified excess cash flow from operations to replenish our senior notes debt service reserve and to fund a supplemental senior notes debt service reserve. In addition, our management agreements require us to repay deferred amounts of subordinated ground rent and certain of our subordinated management fees out of our excess cash flow from operations. As of February 15, 2004, the aggregate of these deferred amounts and the amounts required to replenish the senior notes debt service reserve was $17.1 million. As a result of these obligations, we do not expect to be able to add to our unrestricted cash for 2004, and will thus be limited in our ability to fund both the costs of additional capital expenditures at our hotels (beyond funds required by our management agreements to be deposited into our furniture, fixture and equipment reserve) and the replenishment of our historical levels of working capital.

We do not have adequate cash reserves to renovate our hotels on the desired schedule. We and our manager have determined that most of our properties need renovations to enable them to compete more effectively in their respective markets. To complete all of the required renovations would require more funds than are currently available in our existing furniture, fixtures and equipment reserves as well as the amounts expected to be deposited in the near term, which are funded from annual contributions from operating cash flow. We currently do not have excess cash flow after debt service to supplementarily fund these renovations in the near term and our equity owner does not have additional funds to invest. Our partners have no obligation to invest additional funds for such purposes. As such, there can be no assurance that we will be able to complete these renovations in a desired time frame.

The level and terms of our indebtedness reduce our financial and business flexibility. The level and terms of our indebtedness could have important consequences. We are required to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures and other general business purposes. Additionally, the level and terms of our indebtedness put limitations on the following activities:

•	our ability in the future to undertake refinancings of our debt or obtain financing for working capital, renovations or other capital expenditures, or other general business purposes on terms and conditions acceptable to us, if at all;

•	our ability to sell our assets to enhance our liquidity;

•	our ability to pay partner distributions; and

•	our ability to compete effectively or operate successfully under adverse economic conditions.

If our cash flow and working capital, together with our debt service reserves and deferral of ground rent and certain management fees, were not sufficient to fund our expenditures or service our indebtedness, we would have to attempt to raise additional funds through:

•	the incurrence of additional permitted indebtedness, which is limited to $20 million by the terms of our existing debt instruments;

•	additional equity contributions from our partners, who have no obligation to make additional capital contributions; or

•	the sale of our assets, which is significantly restricted by the terms of our mortgage indebtedness.

We cannot assure you that any of these sources of funds would be available to us or, if available, would be on terms that we would find acceptable or in amounts sufficient for us to meet our obligations or fulfill our business plan.

Rating Agency downgrades may increase our cost of capital. Our mortgage debt and our senior notes are rated by independent rating agencies such as Moody’s and Standard & Poor’s. As a result of the reduced operating levels at our hotels, the credit rating assigned to our senior notes was downgraded by Moody’s and Standard & Poor’s in March 2003. To the extent operating conditions do not improve, there is risk that the rating agencies will take further ratings actions, and as a result, to the extent we seek to refinance our mortgage debt or our senior notes, our cost of capital may be adversely affected.

Holding Company Structure. Our only assets are our 100% ownership interest in the entities that own our hotels, Courtyard II Associates, L.P. (“Associates”) and Courtyard II Associates LLC. We conduct no business and are dependent on distributions from our subsidiaries to service our obligations under the senior notes.

Our hotels collateralized $281.0 million of mortgage debt as of December 31, 2003. The terms of the mortgage debt require that available cash flow from our hotels be applied first to service the mortgage debt. In addition, the mortgage debt imposes restrictions on the ability of Associates to loan, advance or distribute money to us, and upon an event of default under the mortgage debt, distributions from Associates may be prohibited. Our rights and the rights of our creditors to participate in the assets of Associates upon any liquidation or recapitalization of Associates will be subject to the prior claims of Associates’ creditors, including the holders of the mortgage debt. Further, if the mortgages on our hotels that secure the mortgage debt are foreclosed, there can be no assurance that there will be sufficient net proceeds following repayment of the mortgage debt to fund our obligations, including our obligations under the senior notes.

High Leverage of Courtyard JV. The investment of the equity owners of Courtyard JV is highly leveraged, which affects the amount of unrestricted cash that Courtyard JV is able to permit us to retain and the willingness of its equity owners to invest additional capital to fund renovations of our hotels or provide additional working capital. In addition to being subordinate to our indebtedness, the equity owners of Courtyard JV are subordinate to Courtyard JV’s outstanding indebtedness, which had a balance, including principal and accrued interest, of approximately $227 million at December 31, 2003. This indebtedness is secured by pledges of equity interests in the parent entities of our partners as well as the partners in another portfolio of Courtyard by Marriott hotels, owned by Courtyard JV. In addition, certain of our deferred management fees and ground rent, which totaled approximately $12 million at February 15, 2004, generally must be repaid, and our Senior Notes debt-service reserve must be replenished, before we are permitted to make cash distributions to Courtyard JV. As a result of the high leverage at Courtyard JV, we may not be able to retain excess cash flow we may generate in the future (after repayment of deferred amounts and replenishment of the Senior Notes debt-service reserve) for working capital or renovations for a considerable period of time. In addition, the high level of debt and deferred management fees and ground rent, as well as the obligation to replenish the Senior Notes debt-service reserve, may make the equity owners of Courtyard JV unwilling to invest additional funds in Courtyard JV, which in turn might be contributed to us to provide additional working capital or funds for renovations.

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

Management of the Company. We have no directors or employees; however, Host LP through our general partner, provides the services of certain of its employees to us. Our business and policy making functions are carried out through the officers and directors of our general partner. We anticipate that each of such officers will devote a sufficient portion of his or her time to our business. However, there can be no assurance that conflicts of interest with Host LP will not arise in connection with the performance by such officers of their duties for us.

Risks of Operation

Our revenues and the value of our properties are subject to conditions affecting the lodging industry. The lodging industry has experienced a difficult period and operations generally have been declining for the past several years, which has caused declines in our RevPAR and profit margins. The decline in the lodging industry has been attributed to a number of factors including a weak economy, the effect of terror alerts and potential terrorist activity in the United States and the war in Iraq, all of which have changed the travel patterns of both business and leisure travelers. It is not clear whether these changes are permanent or whether they will continue to evolve creating new opportunities or difficulties for the industry. Any forecast we make regarding our results of operations may be affected and can change based on the following risks:

•	changes in the national, regional and local economic climate;

•	reduced demand and increased operating costs and other conditions resulting from terrorist threats;

•	changes in business and pleasure travel patterns;

•	local market conditions such as an oversupply of hotel rooms or a reduction in lodging demand;

•	the attractiveness of our hotels to consumers relative to our competition;

•	the performance of the manager of our hotels; and

•	changes in room rates and increases in operating costs due to inflation and other factors; and

•	unionization of the labor force at our hotels.

There can be no assurance that the current weak economic conditions will not continue for an extended period of time, or that if such conditions do continue they will not further affect our operations. To the extent such conditions were to persist, our assets may not generate income sufficient to pay our expenses, and we may be unable to service our debt and maintain our properties.

Our expenses may not decrease if our revenue drops. Many of the expenses associated with owning and operating hotels, such as debt payments, property taxes, insurance, utilities, and employee wages and benefits, are relatively inflexible and do not necessarily decrease in tandem with a reduction in revenue at the property. Because of weak economic conditions over the last several years, particularly in the lodging industry, we have been working with our manager to reduce the operating costs of our hotels. While we have achieved reductions in operating costs as a result of these efforts, further cost reductions could be difficult to achieve if operating levels continue to decline. Some of the cost reduction efforts undertaken may eventually need to be reversed even if operations remain at reduced levels. Regardless of these efforts to reduce costs, our expenses will be affected by inflationary increases, and in the case of certain costs, such as wages, benefits and insurance, may exceed the rate of inflation in any given period. Our manager may be unable to offset any such increased expenses with higher room rates. Any of our efforts to reduce operating costs or failure to make scheduled capital expenditures could adversely affect the growth of our business and the value of our hotel properties.

Our revenues may be affected by increased use of reservation systems based on the Internet. Although the majority of our rooms sold on the Internet are sold through a website maintained by our manager or its affiliates, a growing number of rooms are sold through independent Internet sites. Typically, participating properties provide these independent Internet sites with access to inventory for sale on the properties’ behalf, with compensation to the site being made via the difference between negotiated discounted rates and the final price to the guest. This results in lower net average room revenues with respect to sales through such sites. Our manager’s single image inventory principle of offering the same rates across reservations channels, reinforced by its recently implemented best rate guarantee program, is intended to ensure that our rooms will be offered through all channels at the same rates. However, because, as described above, we incur higher reservations costs for rooms sold on independent Internet sites, a significant increase in the percentage of our rooms that are sold on those sites could reduce our results of operations.

Our ground lease payments may increase faster than the revenues we receive on our leased hotels. As of March 1, 2004, 61 of our hotels are subject to ground leases with several ground lessors, including Marriott International and its affiliates. These ground leases generally require increases in ground rent payments approximately every three years.

We do not control our hotel operations and we are dependent on the manager of our hotels. We do not manage our hotels. Instead, the manager, a wholly owned subsidiary of Marriott International, manages our hotels pursuant to two separate management agreements. Our income from the hotels may be adversely affected if our manager fails to provide quality services and amenities or if it fails to maintain a quality brand name. We have limited specific recourse under our management agreements if we believe that the hotel manager is not performing adequately. In addition, from time to time, we have had, and continue to have, differences with our manager over interpretation of or its performance under our management agreements. Although we generally resolve issues with our manager through discussions and negotiations, we may not always be able to do so. Failure by our manager to fully perform the duties agreed to in our management agreements could adversely affect our results of operations.

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

Our management agreements could impair the sale or financing of our hotels. Under the terms of the management agreements, we generally may not sell, lease or otherwise transfer the hotels unless the transferee is not a competitor of the manager and the transferee assumes the related management agreements and meets specified other conditions. Our ability to finance or sell any of the properties may, depending upon the structure of such transactions, require the manager’s consent. If the manager does not consent, we would be prohibited from taking actions in our best interest such as financing, refinancing or selling the property, without breaching the management agreements.

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

Future terrorist attacks could adversely affect us. Previous terrorist attacks in the United States have adversely affected the travel and hospitality industries, including the upscale segment of the hotel industry. The impact which these terrorist attacks in the United States or elsewhere could have on our business in particular, and the United States economy, the global economy and global financial markets, in general, is indeterminable. It is possible that these factors could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties (see “Risk Factor—Some potential losses are not covered by insurance”) and on our financial condition and results of operations as a whole.

Some potential losses are not covered by insurance. We carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of our hotels and other properties. These policies offer coverage features and insured limits that we believe are customary for similar type properties. Generally, our “all risk” policies provide that coverage is available on a per occurrence basis and that for each occurrence, there is an overall limit as well as various sub-limits on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims such as service interruption, abatement, expediting costs or landscaping replacement, and the dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. Our policies also provide that all of the claims from each of our properties resulting from a particular insurable event, must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded and any such claims will also be combined with the claims of other owners of Marriott-managed hotels for the same purpose. That means that if an insurable event occurs that affects more than one of our hotels, or affects Marriott-managed hotels owned by others, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached and each affected hotel will only receive a proportional share of the amount of insurance proceeds provided for under the policy. We may incur losses in excess of insured limits and, as a result, we may be even less likely to receive sufficient coverage for risks that affect multiple properties such as earthquakes or certain types of terrorism.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

TO THE PARTNERS OF COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of Courtyard by Marriott II Limited Partnership (a Delaware limited partnership) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement Schedules I and III as listed in the index as Item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the general partner’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. The 2001 consolidated financial statements of the partnership and financial statement schedules were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedules in their report dated March 18, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Courtyard by Marriott II Limited Partnership and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

McLean, Virginia

March 1, 2004

LEGEND

For the year ended December 31, 2001, Arthur Andersen LLP was our auditor. The auditor report shown below is a copy of the previously issued report from Arthur Andersen LLP. Arthur Andersen has not reissued the report.

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

ARTHUR ANDERSEN LLP

Vienna, Virginia

March 18, 2002

Courtyard by Marriott II Limited Partnership and Subsidiaries

Consolidated Balance Sheets

December 31, 2003 and 2002

(in thousands)

	2003	2002
ASSETS
Property and equipment, net	$387,339	$401,776
Deferred financing costs, net of accumulated amortization	6,404	7,975
Due from Courtyard Management Corporation	5,103	6,387
Other assets	1	1
Property improvement fund	46,532	39,396
Restricted cash	17,227	20,969
Cash and cash equivalents	7,145	8,051

Total assets	$469,751	$484,555

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
LIABILITIES
Debt	$408,397	$429,278
Management fees due to Courtyard Management Corporation	61,127	52,965
Due to Marriott International, Inc. and affiliates	11,893	8,771
Accounts payable and accrued liabilities	13,409	13,450

Total liabilities	494,826	504,464

PARTNERS’ CAPITAL (DEFICIT)
General partner	8,642	8,900
Limited partners	(33,717)	(28,809)

Total partners’ deficit	(25,075)	(19,909)

	$469,751	$484,555

See Notes to Consolidated Financial Statements.

Courtyard by Marriott II Limited Partnership and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands, except per unit amounts)

	2003	2002	2001
REVENUES
Rooms	$221,314	$234,223	$254,880
Food and beverage	15,216	14,838	15,858
Other	3,878	5,298	7,743

Total revenues	240,408	254,359	278,481

OPERATING COSTS AND EXPENSES
Rooms	52,648	53,752	56,967
Food and beverage	12,876	12,460	14,166
Selling, administrative and other	67,456	66,299	68,598
Depreciation	24,916	25,856	27,956
Ground rent	12,168	12,471	13,020
Property taxes	11,787	12,059	11,839
Insurance and other	2,373	3,227	2,000
Partnership expense	1,034	1,051	339
Management fees	22,300	24,938	28,580

Total operating costs and expenses	207,558	212,113	223,465

OPERATING PROFIT	32,850	42,246	55,016
Interest expense	(38,346)	(39,940)	(41,260)
Interest income	330	668	1,541

NET INCOME (LOSS)	$(5,166)	$2,974	$15,297

NET INCOME (LOSS) PER LIMITED PARTNER UNIT (1,470 Units)	$(3,339)	$1,922	$9,886

See Notes to Consolidated Financial Statements.

Courtyard by Marriott II Limited Partnership and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital (Deficit)

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	General Partner	Limited Partners	Total
Balance, December 31, 2000	$9,409	$(18,654)	$(9,245)
Capital distributions	(867)	(16,955)	(17,822)
Net income	765	14,532	15,297

Balance, December 31, 2001	9,307	(21,077)	(11,770)
Capital distributions	(556)	(10,557)	(11,113)
Net income	149	2,825	2,974

Balance, December 31, 2002	8,900	(28,809)	(19,909)
Net loss	(258)	(4,908)	(5,166)

Balance, December 31, 2003	$8,642	$(33,717)	$(25,075)

See Notes to Consolidated Financial Statements.

Courtyard by Marriott II Limited Partnership and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$(5,166)	$2,974	$15,297
Depreciation	24,916	25,856	27,956
Amortization of deferred financing costs as interest	1,571	1,572	1,572
Straight-line rent adjustment	(119)	(119)	(119)
Gain on disposition of fixed assets	(44)	—	(4)
Changes in operating accounts:
Accounts payable and accrued liabilities	(41)	1,061	285
Management fees due to Courtyard Management Corporation	8,162	9,677	11,871
Other assets	—	(1)	—
Due to Marriott International, Inc. and affiliates	3,241	316	—
Due from Courtyard Management Corporation	1,284	2,730	(664)

Cash provided by operating activities	33,804	44,066	56,194

INVESTING ACTIVITIES
Additions to property and equipment, net	(10,435)	(8,747)	(7,739)
Contributions to the property improvement fund	(15,624)	(16,533)	(18,101)
Property improvement fund expenditures and other activity	8,488	7,650	6,500

Cash used in investing activities	(17,571)	(17,630)	(19,340)

FINANCING ACTIVITIES
Repayment of principal	(20,881)	(19,327)	(17,934)
Change in restricted cash	3,742	1,566	(4,120)
Capital distributions	—	(11,113)	(17,822)

Cash used in financing activities	(17,139)	(28,874)	(39,876)

DECREASE IN CASH AND CASH EQUIVALENTS	(906)	(2,438)	(3,022)
CASH AND CASH EQUIVALENTS, beginning of year	8,051	10,489	13,511

CASH AND CASH EQUIVALENTS, end of year	$7,145	$8,051	$10,489

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for mortgage interest	$36,775	$38,369	$39,688

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

On March 9, 2000, Host Marriott, L.P. and certain of its wholly-owned subsidiaries, also referred to as Host LP, and a wholly-owned subsidiary of Marriott International, Inc., also referred to as Marriott International, entered into a settlement agreement to resolve pending litigation. In accordance with the terms of the settlement agreement on November 28, 2000, CBM Joint Venture LLC, or the Courtyard JV, which is a joint venture among Host LP and its subsidiaries and a subsidiary of Marriott International, acquired 100% of the general partner and limited partner units. As a result, Courtyard JV became the indirect holder of our partnership units.

The partnership owns the hotels through Courtyard II Associates, L.P., also referred to as Associates, in which the partnership is a 98% limited partner and a 1% general partner and Courtyard II Associates Management Corporation, a wholly-owned subsidiary of the partnership, which holds the other 1% managing general partner interest in Associates.

Partnership Allocations and Distributions. Partnership allocations and distributions are generally made as follows:

a.	Cash available for distribution, refinancing proceeds and proceeds from the sale of less than substantially all of the partnership’s assets are distributed to the partners in accordance with their respective partnership interest. Proceeds from the sale of substantially all of the assets of the partnership will be distributed to the partners pro-rata in accordance with their capital account balances after payment of the debts of the partnership and the creation of reserves for contingent liabilities.

b.	Net profits and losses generally are allocated to the partners in proportion to their respective partnership interest.

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

Principles of Consolidation. We consolidate entities (in the absence of other factors determining control) when we own over 50% of the voting shares of another company or, in the case of partnership investments, when we own a majority of the general partnership interest. The control factors we consider include the ability of minority shareholders or other partners to participate in or block management decisions. Additionally, if we determine that we are an owner in a variable interest entity within the meaning of the Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities” and that our variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both, then we will consolidate the entity. The adoption of FASB Interpretation No. 46 (revised) in 2004 will have no impact on our financial position or results of operations. All material intercompany transactions and balances have been eliminated.

Fiscal Year. The 2003 and 2001 fiscal years included 52 weeks of hotel operations, while the 2002 fiscal year included 53 weeks.

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

We will classify a hotel as held for sale in the period in which we have made the decision to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which would cause the transaction not to be completed in a timely manner. If these criteria are met, we will record an impairment loss if the fair value less costs to sell is lower than the carrying amount of the hotel. Beginning January 1, 2002, we classify the loss, together with operating results, as discontinued operations on our statement of operations and classify the related assets on the balance sheet as held for sale. No hotels were classified as held for sale for the periods presented herein.

Deferred Charges. Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt. At December 31, 2003 and 2002, accumulated amortization of refinancing costs totaled $12.5 million and $10.9 million, respectively.

Ground Rent. The land leases include scheduled increases in minimum rents for each property. These scheduled rent increases, which are included in minimum lease payments, are being recognized by us on a straight-line basis over the lease terms of approximately 80 years. The liability is included in “Due to Marriott International, Inc. and affiliates” on the accompanying consolidated balance sheets.

Income Taxes. Provision for federal and state income taxes has not been made in the accompanying consolidated financial statements as we do not pay income taxes, but rather, allocate our profits and losses to the individual partners. Significant differences exist between the net income for financial reporting purposes and the net income reported in our tax return. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets, difference in the timing of recognition of certain fees and straight-line rent adjustments. As a result of these differences, the excess of our net liabilities reported in the accompanying consolidated financial statements over our net liabilities for tax purposes was approximately $29.7 million and $21.0 million, respectively as of December 31, 2003 and 2002.

Cash and Cash Equivalents. We consider all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Restricted Cash. We were required to establish certain reserves pursuant to the terms of our debt agreements. The balances in those reserves as of December 31 are as follows (in thousands):

	2003	2002
Debt service reserve	$3,099	$6,848
Supplemental debt service reserve	1,431	1,416
Real estate tax and insurance reserve	7,692	7,700
Deposit reserve required by the multi-class commercial mortgage pass-through certificates	3	3
Working capital reserve	5,002	5,002

	$17,227	$20,969

Reclassifications. Certain reclassifications were made to the prior year financial statements to conform to the 2003 presentation.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

	2003	2002
Land	$25,585	$25,541
Building and leasehold improvements	578,096	570,313
Furniture and equipment	137,924	133,968
Construction in progress	2,720	4,024

	744,325	733,846
Less accumulated depreciation	(356,986)	(332,070)

	$387,339	$401,776

NOTE 4. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

	As of December 31, 2003		As of December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt
CMBS debt	$280,997	$305,690	$301,878	$328,706
Senior notes	127,400	128,496	127,400	130,744

Long term management fees due to Courtyard Management Corporation	60,843	22,854	52,965	23,876

The fair values of senior notes and the CMBS debt are based on quoted market prices. Management fees due to the manager are valued based on the expected future payments from operating cash flow discounted at estimated risk adjusted rates.

NOTE 5. AMOUNTS PAID TO THE GENERAL PARTNER AND MARRIOTT INTERNATIONAL, INC.

The chart below summarizes amounts paid by us to the general partner and Marriott International for the years ended December 31, 2003, 2002 and 2001 (in thousands). These fees are presented in the statement of operations within selling, administrative and other, management fees and partnership expense for the years presented. The tables below do not include deferred fees that were accrued, but not paid, during the respective years.

	2003	2002	2001
Marriott International, Inc.:
Base management fee (1)	$8,128	$8,903	$9,747
Chain services and Marriott Rewards Program	7,784	7,220	8,402
Courtyard by Marriott system fee	6,009	6,359	6,962
Marketing fund contribution	4,426	4,684	5,098
Ground rent (2)	8,211	10,186	11,085
Ground rent refunds received (2)	(1,207)	—	—

	$33,351	$37,352	$41,294

General Partner:
Administrative expenses reimbursed	$543	$972	$244

(1)	We deferred $0.3 million management fees in 2003.
(2)	We deferred $2.0 million and $0.3 million of ground rent payments in 2003 and 2002, respectively. Also, in 2004 and 2003, $8.2 million and $1.2 million of ground rent payments made in 2003 and 2002, respectively, were returned to us.

NOTE 6. DEBT

Our debt consists of the following (in thousands):

	At December 31,
	2003	2002
Senior notes	$127,400	$127,400
CMBS debt	280,997	301,878

	$408,397	$429,278

Senior Notes. The senior notes in the amount of $127.4 million were issued by us, bear interest at 10.75%, require semi-annual payments of interest and require no payments of principal until maturity on February 1, 2008. The senior notes are secured by a first-priority pledge by us of (i) 99% of the partnership interest (consisting of a 98% limited partner interest and a 1% general partner interest) in Associates and (ii) 100% of our equity interest in the managing general partner of Associates.

All of our debt is rated by one or more credit rating agencies. Our senior notes are rated by Moody’s and Standard & Poor’s. As a result of the reduced operating levels at our hotels due, in part, to the weak economy, the credit ratings assigned to these senior notes was downgraded by Moody’s and Standard & Poor’s in March 2003. Under the terms of the senior notes indenture, our ability to make certain distributions and payments is dependent on our maintaining certain levels of excess cash flow. Since the third quarter 2002 and throughout 2003, the levels were not maintained. As a result, we suspended distributions to our partners and other restricted payments. Additionally, we are required to fund a separate supplemental debt service reserve account in an amount equal to the amount of Consolidated Excess Cash Flow, as defined in the senior note indenture, for each quarter until excess cash flow meets specific levels. The supplemental debt service reserve is in addition to the debt service reserve which is required to be an amount equal to at least one six-month interest payment on the senior notes to the extent it has not been used for the payment of debt service and has not been replenished with consolidated excess cash flow. Consolidated Excess Cash Flow of approximately $1.4 million was deposited into the supplemental debt service reserve during 2002 and no Consolidated Excess Cash Flow was deposited into the supplemental debt service reserve in 2003. To the extent that the supplemental reserve exceeds two semi-annual interest payments (approximately $13.7 million), we are required to offer to purchase the senior notes at par in an amount equal to the greater of (i) the amount by which the escrow exceeds two semi-annual interest payments and (ii) $5 million.

The senior notes may be redeemed, at our option, at par beginning on February 1, 2004. The senior notes are non-recourse to the holders of the partnership units.

CMBS Debt. CBM Funding Corporation, or CBM Funding, a wholly-owned subsidiary of Associates, issued $410.2 million of multi-class commercial mortgage pass-through certificates, or CMBS debt. The CMBS debt requires monthly payments of principal and interest based on a 17-year amortization schedule. The CMBS debt matures on January 29, 2008. However, the maturity date of the CMBS debt may be extended until January 28, 2013 with the consent of holders of 66 2/3% of the outstanding certificates affected thereby. The certificates were issued in the following classes and pass-through rates of interest.

Class	Initial Certificate Balance	Pass-Through Rate
Class A-1	$45,500,000	7.550%
Class A-2	50,000,000	6.880%
Class A-3P & I	129,500,000	7.080%
Class A-3IO	Not Applicable	0.933%
Class B	75,000,000	7.480%
Class C	100,000,000	7.860%
Class D	10,200,000	8.645%

The Class A-3IO certificates require payments of interest only based on a notional balance equal to the Class A-3P & I certificate balance. The balance of the CMBS debt was $281.0 million and $301.9 million at December 31, 2003 and 2002, respectively. Principal payments of $20.9 million and $19.3 million on the CMBS debt were made during 2003 and 2002, respectively. The weighted average interest rate on the outstanding balance of the CMBS debt is 7. 9%.

The maturities as of December 31, 2003 are as follows (in thousands):

2004	$22,444
2005	24,186
2006	26,064
2007	28,087
2008	180,216
Thereafter	—

$280,997

The CMBS debt is secured primarily by cross-defaulted and cross-collateralized mortgages representing first-priority mortgage liens on (i) the fee or leasehold interest in 69 of our hotels (excluding the Deerfield hotel), related furniture, fixtures and equipment and the property improvement fund, (ii) the fee simple interest in the land leased from Marriott International or their affiliates on which 53 hotels are located, (iii) a pledge of Associates’ membership interest in and the related right to receive distributions from CBM Associates II (“Associates II”), which owns the Deerfield hotel and (iv) an assignment of the management agreements, as defined below. The net assets (all of which are restricted) of Associates were $97.0 million and $97.8 million as of December 31, 2003 and 2002, respectively.

Operating profit, as defined, from our hotels in excess of debt service on the CMBS debt is available to be distributed to us. Amounts distributed to us under the management agreements are used for the following, in order of priority: (i) for debt service on the senior notes (including the replenishment of any funds drawn from the debt service reserve), (ii) to fund the supplemental debt service reserve, if necessary, (iii) to offer to purchase a portion of the senior notes at par, if necessary, (iv) for the repayment of deferred management fees and ground rent, (v) for working capital as discussed in Note 8 and (vi) for distributions to our partners.

Prepayments of the CMBS debt are permitted with the payment of a premium. The prepayment premium is equal to the greater of (i) one percent of the mortgage loan being prepaid or (ii) a yield maintenance amount based on a spread of .25% or .55% over the U.S. treasury rate, depending on the class of certificate being prepaid.

Pursuant to the terms of the CMBS debt, we are required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of Marriott International is downgraded below a certain level by Standard and Poor’s Rating Services, which occurred effective April 1, 1997. The real estate tax and insurance reserve is included in restricted cash. The balance in the real estate tax and insurance reserve as of December 31, 2003 and 2002 was $7.7 million for both dates, respectively. Additionally, all cash from operations received from our manager is placed in a deposit reserve established and maintained by the lender, and distributions from this reserve are paid in order of priority in accordance with the cash management agreement per our CMBS debt.

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

In connection with the mortgage debt refinancing, we transferred our rights and obligations as lessee under our 53 hotel ground leases with Marriott International and their affiliates to Associates. Additionally, Marriott International and their affiliates agreed to defer receipt of ground lease payments to the extent that we, or Associates, have insufficient funds for debt service payments on the senior notes and/or the mortgage loan.

Minimum future rental payments during the term of the leases as of December 31, 2003 are as follows (in thousands):

Lease Year	Ground Leases	Telephone, Equipment and Other Leases
2004	12,365	$1,271
2005	12,672	1,271
2006	12,990	—
2007	13,048	—
2008	13,597	—
Thereafter	1,792,146	—

	$1,856,818	$2,542

Rent expense consists of:

	2003	2002	2001
	(in thousands)
Minimum rentals on operating leases	$12,845	$13,479	$13,690
Additional rentals based on sales	609	684	1,594

	$13,454	$14,163	$15,284

NOTE 8. MANAGEMENT AGREEMENTS

In October 2000, in connection with the acquisition of the partnership by Courtyard JV, Host LP, Marriott International and Courtyard JV agreed to certain proposed amendments to the partnership’s management agreements that would take effect at such time as all required consents of the partnership’s lenders have been obtained. Those proposed amendments related primarily to the computation of owner’s priority distribution and future subordination requirements. The partnership and the manager also agreed to increase the annual contributions to the partnership’s furniture, fixtures and equipment reserve from 5.0% to 6.5% of gross revenues and such increase became effective in the fourth quarter of 2000.

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

The consent of the partnership’s lenders may be required for the various proposed amendments to become effective. To date, the partnership has obtained the consent of the servicer on its CMBS debt to the October 2000 proposed amendments and the August 2002 proposed amendments. The partnership has not sought, and does not currently contemplate seeking, consents from the holders of its senior notes for either of the amendments. Pending effectiveness of the amendments, the agreement entered into in August 2002 requires that the parties cause the partnership and the manager to operate as if the proposed amendments to the management agreements were in effect, to the extent that they may do so without violating any terms of the partnership’s debt agreements. Certain changes to the management agreements become effective only in the event that the equity interests held by Marriott International in Courtyard JV fall below a specified percentage.

Term. The management agreements have an initial term expiring in 2013. The manager may renew the term, as to one or more of the hotels, at its option, for up to three successive terms of 10 years each and one final term of five years. We may terminate the management agreements if, during any three consecutive years, specified minimum operating results are not achieved. However, the manager may prevent termination by paying us the amount by which the minimum operating results were not achieved. Upon the sale of a hotel, the management agreements may be terminated with respect to that hotel with payment of a termination fee. Prior to December 31, 2007, a maximum of 20 hotels may be sold free and clear of the management agreements with payment of the termination fee. The termination fee is calculated by the manager as the net present value of reasonably anticipated future incentive management fees.

Management Fees. The management agreements provide for annual payments of (i) the base management fee equal to 3.5% of gross revenues from our hotels, (ii) the Courtyard management fee equal to 2.5% of gross revenues from our hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined, which will increase to 20% of operating profit after our partners have received refinancing proceeds equal to 50% of the excess of (a) $154.7 million over (b) cumulative distributions of adjusted sale proceeds. Payments may be deferred in accordance with the provisions below.

Deferral Provisions. A portion of the Courtyard management fee equal to one percent of the gross revenues from our hotels may be deferred through maturity of the senior notes and the CMBS debt to the extent that we or Associates have insufficient funds for debt service payments on the senior notes and the CMBS debt. The entire incentive management fee is deferred if a priority return (which is subordinate to other payments from available cash flows such as debt service, ground rent and current base and Courtyard management fees) equal to 10% of our invested capital is not met.

To the extent any Courtyard management fee, base management fee or incentive management fee is deferred, it will be added to deferred management fees. Deferred management fees accrue without interest. Payment of deferred management fees is currently restricted under the terms of the senior notes indenture. The payments cannot be made until such time as our debt service reserves (as required under the senior notes indenture, and including the supplemental debt service reserve described in Note 6) are fully funded and certain levels of excess cash flow required under the indenture are maintained.

During 2003 and 2002, no incentive management fees were paid. Deferred incentive management fees were $31.1 million and $23.2 million as of December 31, 2003 and 2002, respectively. We did not pay any deferred base management fees during 2003 or 2002. We also did not pay any deferred Courtyard management fees during 2003, 2002 or 2001. Deferred base management fees and deferred Courtyard management fees totaled $30.0 million and $29.7 million, as of December 31, 2003 and 2002, respectively.

Chain Services and Marriott’s Rewards Program. The manager is required to furnish certain chain services which are generally furnished on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. In addition, the hotels participate in the Marriott Rewards Program. The program provides benefits to frequent travelers who stay at Marriott-branded properties. Chain services and the Marriott Rewards Program costs charged to the partnership under the management agreements were approximately $7.8 million in 2003, $7.2 million in 2002 and $8.4 million in 2001.

Working Capital. We are required to provide the manager with working capital to meet the operating needs of our hotels. The manager converts cash advanced by us into other forms of working capital consisting primarily of inventories and trade receivables and payables which are maintained and controlled by the manager. Upon termination of the management agreements, the manager is required to convert working capital into cash and return it to us. As a result of these agreements, the individual components of working capital are not reflected in the accompanying consolidated balance sheets but rather are included in “Due from Courtyard Management Corporation.” As of both December 31, 2003 and 2002, the working capital balance was $4.2 million and is included in “Due from Courtyard Management Corporation” on the accompanying balance sheets.

Additionally, we have established a working capital reserve of $5 million, which is available for payment of hotel operating expenses in the event that there is a further downgrade in the long-term senior unsecured debt of Marriott International to a level below the rating which was effective April 1, 1997. The obligation to fund these amounts required by the management agreements is subordinate to debt service on the senior notes and the mortgage loan.

Property Improvement Fund. The management agreements provide for the establishment of a furniture, fixtures and equipment reserve (property improvement fund) for the hotels. The contribution to the property improvement fund is 6.5% of gross hotel revenues for all hotels.

NOTE 9. ENVIRONMENTAL CONTINGENCY

Based upon a study completed in December 1995, we have become aware of environmental contamination at one of our fee-owned properties, the Deerfield hotel, caused by the previous use of the site as a landfill. The property represents less than 2% of our total assets as of December 31, 2003 and 2% of revenues for the year then ended. It has not been determined if there is a need for remediation, our potential responsibility, if any, for remediation and the extent of our possible liability for any remediation costs. We do not believe that any of the environmental matters are likely to have a material adverse effect on our business and operations.

INDEPENDENT AUDITORS’ REPORT

TO THE PARTNERS OF COURTYARD II ASSOCIATES, L.P. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheets of Courtyard II Associates, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the general partner’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2001 consolidated financial statements of the partnership were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 18, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Courtyard II Associates, L.P. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLC

McLean, Virginia

March 1, 2004

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

ARTHUR ANDERSEN LLP

Vienna, Virginia

March 18, 2002

Courtyard II Associates, L.P. and Subsidiaries

Consolidated Balance Sheets

December 31, 2003 and 2002

(in thousands)

	2003	2002
ASSETS
Property and equipment, net	$387,339	$401,776
Deferred financing costs, net of accumulated amortization	4,505	5,610
Due from Courtyard Management Corporation	5,103	6,387
Property improvement fund	46,532	39,396
Restricted cash	7,695	7,703
Cash and cash equivalents	7,051	7,951

Total assets	$458,225	$468,823

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES
Mortgage debt	$280,997	$301,878
Management fees due to Courtyard Management Corporation	61,127	52,965
Due to Marriott International, Inc. and affiliates	11,893	8,771
Accounts payable and accrued liabilities	7,177	7,289

Total liabilities	361,194	370,903

MINORITY INTEREST	80	75

	361,274	370,978

PARTNERS’ CAPITAL
General partners	1,952	1,970
Limited partner	94,999	95,875

Total partners’ capital	96,951	97,845

	$458,225	$468,823

See Notes to Consolidated Financial Statements.

Courtyard II Associates, L.P. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001
REVENUES
Rooms	$221,314	$234,223	$254,880
Food and beverage	15,216	14,838	15,858
Other	3,878	5,298	7,743

Total revenues	240,408	254,359	278,481

OPERATING COSTS AND EXPENSES
Rooms	52,648	53,752	56,967
Food and beverage	12,876	12,460	14,166
Selling, administrative and other	67,456	66,299	68,598
Depreciation	24,916	25,856	27,956
Ground rent	12,168	12,471	13,020
Property taxes	11,787	12,059	11,839
Insurance and other	2,392	2,871	1,620
Partnership expense	526	492	95
Management fee	22,300	24,938	28,580

Total operating costs and expenses	207,069	211,198	222,841

OPERATING PROFIT	33,339	43,161	55,640
Interest expense	(24,178)	(25,772)	(27,098)
Interest income	295	543	1,124
Minority interest expense	(5)	(7)	(11)

NET INCOME	$9,451	$17,925	$29,655

See Notes to Consolidated Financial Statements.

Courtyard II Associates, L.P. and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	General Partner	Limited Partners	Total
Balance, December 31, 2000	$2,155	$104,959	$107,114
Capital distributions	(607)	(29,738)	(30,345)
Net income	593	29,062	29,655

Balance, December 31, 2001	2,141	104,283	106,424
Capital distributions	(530)	(25,974)	(26,504)
Net income	359	17,566	17,925

Balance, December 31, 2002	1,970	95,875	97,845
Capital distributions	(207)	(10,138)	(10,345)
Net income	189	9,262	9,451

Balance, December 31, 2003	$1,952	$94,999	$96,951

See Notes to Consolidated Financial Statements.

Courtyard II Associates, L.P. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001
OPERATING ACTIVITIES
Net income	$9,451	$17,925	$29,655
Depreciation	24,916	25,856	27,956
Amortization of deferred financing costs as interest	1,105	1,106	1,106
Gain on disposition of fixed assets	(44)	—	(4)
Straight-line rent adjustment	(119)	(119)	(119)
Minority interest	5	7	11
Changes in operating accounts:
Due from Courtyard Management Corporation	1,284	2,730	(664)
Management fees due to Courtyard Management Corporation	8,162	9,677	11,871
Accounts payable and accrued liabilities	(112)	1,066	279
Due to Marriott International, Inc. and affiliates	3,241	316	(322)

Cash provided by operations	47,889	58,564	69,769

INVESTING ACTIVITIES
Additions to property and equipment, net	(10,435)	(8,747)	(7,739)
Contributions to the property improvement fund	(15,624)	(16,533)	(18,101)
Property improvement fund expenditures and other activity	8,488	7,650	6,500

Cash used in investing activities	(17,571)	(17,630)	(19,340)

FINANCING ACTIVITIES
Capital distributions	(10,345)	(26,504)	(30,345)
Change in restricted cash	8	2,957	(4,014)
Repayment of principal	(20,881)	(19,327)	(17,934)

Cash used in financing activities	(31,218)	(42,874)	(52,293)

DECREASE IN CASH AND CASH EQUIVALENTS	(900)	(1,940)	(1,864)
CASH AND CASH EQUIVALENTS at beginning of year	7,951	9,891	11,755

CASH AND CASH EQUIVALENTS at end of year	$7,051	$7,951	$9,891

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$23,073	$24,667	$25,993

See Notes to Consolidated Financial Statements.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The assets and liabilities in the consolidated financial statements are recorded at historical basis.

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

Principles of Consolidation. Associates consolidates entities (in the absence of other factors determining control) when it owns over 50% of the voting shares of another company or, in the case of partnership investments, when it owns a majority of the general partnership interest. The control factors considered include the ability of minority shareholders or other partners to participate in or block management decisions. Additionally, if it is determined that Associates is an owner in a variable interest entity within the meaning of the Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities” and that Associates’ variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both, then Associates will consolidate the entity. The adoption of FASB Interpretation No. 46 (revised) in 2004 will have no impact on Associates’ financial position or results of operations. All material intercompany transactions and balances have been eliminated.

Fiscal Year. The 2003 and 2001 fiscal years included 52 weeks of hotel operations, while the 2002 fiscal year included 53 weeks.

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

Associates classifies a hotel as held for sale in the period in which the decision has been made to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which would cause the transaction not to be completed in a timely manner. If these criteria are met, an impairment loss will be recorded if the fair value less costs to sell is lower than the carrying amount of the hotel. Beginning January 1, 2002, the loss, together with operating results, is classified as discontinued operations on the statement of operations and the related assets are classified as held for sale on the balance sheet. No hotels were classified as held for sale for the periods presented herein.

Deferred Charges. Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt. At December 31, 2003 and 2002, accumulated amortization related to the CMBS was $8.8 million and $7.7 million, respectively.

Ground Rent. The land leases include scheduled increases in minimum rents for each property. These scheduled rent increases, which are included in minimum lease payments, are being recognized by Associates on a straight-line basis over the lease terms of approximately 80 years. The liability is included in “Due to Marriott International and affiliates” on the accompanying consolidated balance sheets.

Income Taxes. Provision for federal and state income taxes has not been made in the accompanying consolidated financial statements since Associates does not pay income taxes, but rather, allocates its profits and losses to its partners. Significant differences exist between the net income for financial reporting purposes and the net income reported in Associates’ tax return. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets, differences in the timing of recognition of certain fees and straight-line rent adjustments. As a result of these differences, the excess of the net liabilities reported in the accompanying consolidated financial statements over the tax basis in the net liabilities was approximately $30.1 million and $21.0 million, respectively as of December 31, 2003 and 2002.

Cash and Cash Equivalents. Associates considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Restricted Cash. Associates was required to establish certain reserves pursuant to the terms of its debt agreements. The balances in those reserves as of December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Real estate tax and insurance reserve	$7,692	$7,700
Deposit reserve required by the multi-class commercial mortgage pass-through certificates	3	3

	$7,695	$7,703

Reclassifications. Certain reclassifications were made to the prior year financial statements to conform to the 2003 presentation.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

	2003	2002
Land	$25,585	$25,541
Building and leasehold improvements	578,096	570,313
Furniture and equipment	137,924	133,968
Construction in progress	2,720	4,024

	744,325	733,846
Less accumulated depreciation	(356,986)	(332,070)

	$387,339	$401,776

NOTE 4. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

	As of December 31, 2003		As of December 31, 2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage debt	$280,997	$305,690	$301,878	$328,706
Long term management fees due to Courtyard Management Corporation	60,843	22,854	52,965	23,876

The estimated fair value of the mortgage debt is based on the quoted market price. Management fees due to the manager are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.

NOTE 5. AMOUNTS PAID TO THE GENERAL PARTNER AND MARRIOTT INTERNATIONAL, INC.

The chart below summarizes amounts paid by Associates to the general partner of the partnership and Marriott International for the years ended December 31, 2003, 2002 and 2001 (in thousands). These fees are presented in the statement of operations within selling, administrative, and other, management fees and partnership expense for the years presented. The tables below do not include deferred fees that were accrued, but not paid, during the respective years.

	2003	2002	2001
Marriott International, Inc.:
Base management fee (1)	$8,128	$8,903	$9,747
Chain services and Marriott Rewards Program	7,784	7,220	8,402
Courtyard by Marriott system fee	6,009	6,359	6,962
Marketing fund contribution	4,426	4,684	5,098
Ground rent (2)	8,211	10,186	11,085
Ground rent refunds received	(1,207)	—	—

	$33,351	$37,352	$41,294

General Partner:
Administrative expenses reimbursed	$268	$612	$185

(1)	We deferred $0.3 million of management fees in 2003.
(2)	We deferred $2.0 million and $0.3 million of ground rent payments in 2003 and 2002, respectively. Also, in 2004 and 2003, $8.2 million and $1.2 million of ground rent payments made in 2003 and 2002, respectively, were returned to us.

NOTE 6. MORTGAGE DEBT

On January 24, 1996, Associates completed the refinancing of the existing debt through $410.2 million of multiclass commercial mortgage pass-through certificates (the “CMBS debt”). The CMBS debt requires monthly payments of principal and interest based on a 17-year amortization schedule. The CMBS debt matures on January 29, 2008. However, the maturity date of the CMBS debt may be extended until January 28, 2013 with the consent of 66 2/3% of the holders of the outstanding CMBS debt affected thereby. The CMBS debt was issued in the following classes and pass-through rates of interest.

Class	Initial Certificate Balance	Pass-Through Rate
Class A-1	$45,500,000	7.550%
Class A-2	50,000,000	6.880%
Class A-3P & I	129,500,000	7.080%
Class A-3IO	Not Applicable	0.933%
Class B	75,000,000	7.480%
Class C	100,000,000	7.860%
Class D	10,200,000	8.645%

The Class A-3IO CMBS debt requires payments of interest only based on a notional balance equal to the Class A-3P & I CMBS balance. The balance of the CMBS debt was $281.0 million and $301.9 million at December 31, 2003 and 2002, respectively. Principal payments of $20.9 million and $19.3 million on the CMBS debt were made during 2003 and 2002, respectively. The weighted average interest rate for the remaining balance of the CMBS debt is 7.9%.

The CMBS debt maturities as of December 31, 2003 are as follows (in thousands):

2004	$22,444
2005	24,186
2006	26,064
2007	28,087
2008	180,216
Thereafter	—

$280,997

The CMBS debt is secured primarily by 69 cross-defaulted and cross-collateralized mortgages representing first-priority mortgage liens on (i) the fee or leasehold interest in 69 of the hotels (excluding the Deerfield hotel), related furniture, fixtures and equipment and the property improvement fund, (ii) the fee interest in the land leased from Marriott International or their affiliates on which 53 hotels are located, (iii) a pledge of Associates membership interest in and the related right to receive distributions from Associates II which owns the Deerfield hotel and (iv) an assignment of the management agreements, as defined below.

Operating profit, as defined, from our hotels in excess of debt service on the CMBS debt is available to be distributed to us. Amounts distributed after payment of amounts due to the manager and ground lessors under the management agreements are used for the following, in order of priority: (i) for debt service on the senior notes, (ii) to fund the supplemental debt service reserve, if necessary, (iii) to offer to purchase a portion of the senior notes at par, if necessary, (iv) for the repayment of deferred management fees and ground rent, (v) for working capital as discussed in Note 8 and (vi) for distributions to our partners.

Prepayments of the CMBS debt are permitted with the payment of a premium. The prepayment premium is equal to the greater of (i) one percent of the mortgage loan being prepaid or (ii) a yield maintenance amount based on a spread of .25% or .55% over the U.S. treasury rate, depending on the class of certificate being prepaid.

Pursuant to the terms of the CMBS debt, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of Marriott International is downgraded by Standard and Poor’s Rating Services which occurred effective April 1, 1997. The real estate tax and insurance reserve is included in restricted cash in the accompanying consolidated balance sheets. The balance in the real estate tax and insurance reserve as of December 31, 2003 and 2002 was $7.7 million as of both dates, respectively. Additionally, all cash from operations is placed in a deposit reserve established and maintained by the lender, and distributions from this reserve are paid in order of priority in accordance with our lending agreement.

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

In connection with the refinancing, the Partnership, as lessee, transferred its rights and obligations pursuant to the 53 ground leases with Marriott International and their affiliates to Associates. Additionally, the affiliate of Marriott International agreed to defer receipt of their ground lease payments to the extent that the Partnership or Associates has insufficient funds for debt service payments on the senior notes and the CMBS debt.

Minimum future rental payments during the term of the leases as of December 31, 2003 are as follows (in thousands):

Lease Year	Ground Leases	Telephone Equipment and Other Leases
2004	$12,365	$1,271
2005	12,672	1,271
2006	12,990	—
2007	13,048	—
2008	13,597	—
Thereafter	1,792,146	—

	$1,856,818	$2,542

Rent expense consists of:

	2003	2002	2001
	(in thousands)
Minimum rentals on operating leases	$12,845	$13,479	$13,690
Additional rentals based on sales	609	684	1,594

	$13,454	$14,163	$15,284

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

The consent of the partnership’s lenders may be required in order for the various proposed amendments to become effective. To date, the partnership has obtained the consent of the servicer on its CMBS debt to the October 2000 proposed amendments and the August 2002 proposed amendments. The partnership has not sought, and does not currently contemplate seeking consents, to the extent necessary, from the holders of its senior notes for either of the amendments. Pending effectiveness of the amendments, the agreements entered into in August 2002 require that the parties cause Associates and the manager to operate as if the proposed amendments to the management agreements were in effect, to the extent that they may do so without violating any terms of the partnership’s debt agreements. Certain changes to the management agreements become effective only in the event that the equity interests held by Marriott International in Courtyard JV fall below a specified percentage.

Term. The management agreements have an initial term expiring in 2013. The manager may renew the term, as to one or more of the hotels, at its option, for up to three successive terms of 10-years each and one final term of five years. Associates may terminate the management agreements if, during any three consecutive years, specified minimum operating results are not achieved. However, the manager may prevent termination by paying to Associates the amount by which the minimum operating results were not achieved. Upon the sale of a hotel, the management agreements may be terminated with respect to that hotel with payment of a termination fee. Prior to December 31, 2007, a maximum of 20 hotels may be sold free and clear of the management agreements with payment of the termination fee. The termination fee is calculated by the manager as the net present value of reasonably anticipated future incentive management fees.

Management Fees. The management agreements provide for annual payments of (i) the base management fee equal to 3.5% of gross revenues from the hotels, (ii) the Courtyard management fee equal to 2.5% of gross revenues from the hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined (20% of operating profit after the partners have received refinancing proceeds equal to 50% of the excess of (a) $154.7 million over (b) cumulative distributions of adjusted sale proceeds). Payments may be deferred in accordance with the provisions below.

Deferral Provisions. A portion of the Courtyard management fee equal to one percent of the gross revenues from our hotels may be deferred through maturity of the senior notes and the CMBS debt to the extent that the Partnership or Associates has insufficient funds for debt service payments on the senior notes and the CMBS debt. The entire incentive management fee is deferred if a priority return (which is subordinate to other payments from available cash flows such as debt service, ground rent and current base and Courtyard management fees) equal to 10% of our invested capital is not met.

To the extent any Courtyard management fee, base management fee or incentive management fee is deferred, it will be added to deferred management fees. Deferred management fees accrue without interest. Payment of deferred management fees is currently restricted under the terms of the Partnership’s senior notes indenture. The payments cannot be made until such time as the Partnership’s debt service reserves (as required under their senior notes indenture, and including the supplemental debt service reserves of the Partnership) are fully funded and certain levels excess cash flow required under their indenture are maintained.

During 2003 and 2002, no deferred incentive management fees were paid. Deferred incentive management fees were $31.1 million and $23.2 million as of December 31, 2003 and 2002, respectively. Associates did not pay any deferred base management fees during 2003, 2002 and 2001. Associates did not pay down any deferred Courtyard management fees during 2003, 2002 and 2001. Deferred base management fees and deferred Courtyard management fees totaled $30.0 million and $29.7 million, as of December 31, 2003 and 2002, respectively.

Chain Services and Marriott’s Reward Program. The manager is required to furnish certain chain services which are generally furnished on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. In addition, the hotels participate in the Marriott Rewards Program. The program provides benefits to frequent travelers who stay at Marriott-branded properties. Chain services and the reward program costs charged to Associates under the management agreements were $7.8 million in 2003, $7.2 million in 2002 and $8.4 million in 2001.

Working Capital. Associates is required to provide the manager with working capital to meet the operating needs of the hotels. The manager converts cash advanced by Associates into other forms of working capital consisting primarily of inventories and trade receivables and payables which are maintained and controlled by the manager. Upon termination of the management agreements, the manager is required to convert working capital into cash and return it to Associates. As a result of these agreements, the individual components of working capital are not reflected in the accompanying consolidated balance sheets, but rather are included in “Due from Courtyard Management Corporation.” As of December 31, 2003 and 2002, the working capital balance was $4.2 million and is included in “Due from Courtyard Management Corporation” on the accompanying balance sheet.

Property Improvement Fund. The management agreements provide for the establishment of furniture, fixtures and equipment reserve (property improvement fund) for the hotels. The contribution to the property improvement fund is 6.5% of gross hotel revenues for all hotels.

NOTE 9. ENVIRONMENTAL CONTINGENCY

Based upon a study completed in December 1995, Associates has become aware of environmental contamination at the fee-owned property owned by Associates II, the Deerfield hotel, caused by the previous use of the site as a landfill and not caused by

Associates. The property represents less than 2% of Associates’ total assets as of December 31, 2003 and 2% of revenues for the year then ended. It has not been determined if there is a need for remediation, Associates’ potential responsibility, if any, for remediation and the extent of Associates’ possible liability for any remediation costs. Associates does not believe that any of the environmental matters are likely to have a material adverse effect on its business and operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The partnership has no directors or officers. The business and policy making functions of our partnership are carried out through the managers and executive officers of CBM Two LLC, the general partner, who hold their office indefinitely until resignation or replacement and are listed below:

Name	Current Position	Age at December 31, 2003
John A. Carnella	President (Principal Executive Officer)	39
Larry K. Harvey	Vice President (Principal Financial Officer)	39

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

ITEM 11. EXECUTIVE COMPENSATION

As noted in Item 10 above, the partnership has no directors or officers nor does it have any employees. Under the partnership agreement, however, the general partner has the exclusive right to conduct the business and affairs of the partnership subject only to the management agreements described in Items 1 and 13. The general partner has the right to delegate any or all of its management duties under the management agreements to Host LP and to cause the partnership to reimburse Host LP for the actual cost, including overhead, incurred in connection with performing such management duties on behalf of the general partner. For the fiscal years ending December 31, 2003, 2002 and 2001, the partnership reimbursed Host LP in the amount of $543,000, $972,000 and $244,000, respectively, for the cost of providing all administrative and other services as general partner. For information regarding all payments made by the partnership to Host LP and subsidiaries, see Item 13, “Certain Relationships and Related Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2003, CBM Joint Venture LLC, which is a joint venture among Host LP, a consolidated subsidiary of Host Marriott Corporation, and Marriott International through their wholly owned subsidiaries, owned indirectly 100% of the 1,470 partnership units. In addition to its general partner interest, our general partner, a wholly owned subsidiary of CBM Joint Venture LLC described above, owns a total of 21.5 units representing a 1.39% limited partnership interest in the partnership.

The executive officers and managers of the general partner, Host LP, Marriott International and their respective affiliates do not own any units as of March 1, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the description of the management agreements in Note 8 to the financial statements set forth in Part I.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal years 2003 and 2002, the Partnership was billed the following amounts for professional services by KPMG LLP (its independent auditor since May 22, 2002) (in thousands):

	2003	2002
Audit fees (annual financial statements and review of quarterly financial statements for the years ended December 31, 2003 and 2002)	$56	$40

PART IV

ITEM 15. EXHIBITS, SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	List of Documents Filed as Part of This Report

(1)	Financial Statements

All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

(2)	Financial Statement Schedules

The following financial information is filed herewith on the pages indicated.

Page
Schedule I - Condensed Consolidated Financial Information of Registrant	S-1 to S-5

Schedule III - Real Estate and Accumulated Depreciation	S-6 to S-9

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(b)	Reports on Form 8-K: None

(c)	Exhibits

Exhibit Number	Description

*3.1	Amended and Restated Partnership Agreement of Limited Partnership of Courtyard by Marriott II Limited Partnership (the “Partnership”) dated October 30, 1987

*3.2	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of the Partnership

*3.3	Certificate of Limited Partnership of the Partnership

*3.4	Amended and Restated Certificate of Incorporation of the Courtyard II Finance Company (“Finance”)

*3.5	By-laws of Finance

3.6	Agreement of Limited Partnership of Courtyard II Associates, L.P. (“Associates”) (Incorporated by reference herein to Exhibit 3.1 to Associates Form S-4 filed with the Commission on March 14, 1996.)

3.7	Certificate of Limited Partnership of Associates (Incorporated by reference herein to Exhibit 3.2 to Associates Form S-4 filed with the Commission on March 14, 1996.)

3.9	By-laws of Funding (Incorporated by reference herein to Exhibit 3.4 to Associates Form S-4 filed with the Commission on March 14, 1996.)

3.10	Second Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated December 28, 1998 (Filed with Partnership’s Form 10-K for the year ended December 31, 2000.)

Exhibit Number	Description

*4.3	Exchange and Registration Rights Agreement dated as of January 24, 1996 among the Partnership and Finance and Lehman Brothers Inc.

*4.4	Intercreditor Agreement dated as of January 24, 1996 among IBJ Schroder Bank & Trust Company, Bankers Trust Company, Marine Midland Bank (the “CMBS Trustee”), the Partnership and Finance, Associates, Courtyard II Associates Management Corporation (the “Managing General Partner”) and Funding

*4.5	Trust and Servicing Agreement dated as of January 1, 1996 among Funding, Bankers Trust Company and the CMBS Trustee

*4.6	Exchange and Registration Rights Agreement dated as of January 24, 1996 among the Partnership, Associates, Funding and Lehman Brothers Inc.

*10.1	Amended and Restated Management Agreements dated as of December 30, 1995, between the Partnership and Courtyard Management Corporation (the “Manager”)

*10.2	Management Agreements dated as of December 30, 1995 between the Partnership and the Manager

**10.3	Assignment of Lease and Warranty and Assumption of Obligations between Marriott Corporation and the Partnership dated October 30, 1987 for the Tampa, FL property. Marriott Hotel Land Leases between Holtsinger, Inc. and Bert Chase, Trustee dated June 13, 1968.

**10.4	Assignment of Lease and Warranty and Assumption of Obligations between Marriott Corporation and the Partnership dated August 12, 1988 for the Atlanta-Roswell, GA property. Marriott Hotel Land Lease between Marriott Corporation and Roswell Landing Associates dated June 10, 1986.

**10.5	Assignment of Lease and Warranty and Assumption of Obligations between Marriott Corporation and the Partnership dated July 15, 1988 for the Norwalk, CT property. Marriott Hotel Land Lease between Marriott Corporation and Mary E. Fabrizio dated January 6, 1986.

**10.6	Assignment of Lease and Warranty and Assumption of Obligations between Marriott Corporation and the Partnership dated February 24, 1988 for the Fresno, CA property. Marriott Hotel Land Lease between Marriott Corporation and Richard Erganian, Miche Erganian, Aram Erganian and Aznive Erganian dated June 6, 1984.

**10.7	Assignment of Lease and Warranty and Assumption of Obligations between Marriott Corporation and the Partnership dated August 12, 1988 for the Cupertino, CA property. Marriott Hotel Land Lease between Marriott Corporation and Vallco Park, Ltd. dated March 31, 1987.

**10.8	Marriott Hotel Land Lease between Marriott Corporation and Pizzagalli Investment Company dated September 22, 1986.

**10.9	Assignment of Lease and Warranty and Assumption of Obligations between Marriott Corporation and the Partnership dated May 19, 1989 for the Charlotte South Park, NC property. Marriott Hotel Land Lease between Marriott Corporation and Queens Properties, Inc. dated January 19, 1987.

**10.10	Assignment of Lease and Warranty and Assumption of Obligations between Marriott Corporation and the Partnership dated January 27, 1989 for the Philadelphia/Devon, PA property. Marriott Hotel Land Lease between Marriott Corporation and Three Philadelphia/Devon Square Associates dated July 15, 1986.

Exhibit Number	Description

**10.11	Associates received an assignment from the Partnership, which had received an assignment from Host Marriott, of 15 ground leases for land that Host Marriott had previously leased from various affiliates (the “Original Landlords”). The ground leases are identical in all material respects except as to their assignment dates to the Partnership and the rents due (Exhibit A of each ground lease). The schedule below sets forth the terms of each ground lease not filed which differ from the copy of the example ground lease (Hoover, AL) which was previously filed with the Commission. In addition, a copy of Exhibit A was filed for each excluded ground lease.

Property	State	Assignment Date
Foster City	CA	10/30/87
Marin/Larkspur Landing	CA	10/30/87
Denver/Southeast	CO	10/30/87
Atlanta/Perimeter Center	GA	02/24/88
Indianapolis/Castleton	IN	10/30/87
Lexington/North	KY	10/07/88
Annapolis	MD	05/19/89
Minneapolis Airport	MN	10/30/87
St. Louis/Creve Couer	MO	10/30/87
Rye	NY	03/29/88
Greenville	SC	03/29/88
Memphis Airport	TN	10/30/87
Nashville Airport	TN	02/24/88
Dallas/Stemmon	TX	10/30/87
San Antonio/Downtown	TX	03/23/90

**10.12	Associates received an assignment from the Partnership of 38 ground leases which the Partnership had entered into with Marriott International. The 38 ground leases are identical in all material respects except as to their effective lease dates and the rents due (Exhibit A of each ground lease). The schedule below sets forth the terms of each ground lease not filed which differ from the copy of the example ground lease (Huntsville, AL) which was previously filed with the Commission. In addition, a copy of Exhibit A was filed for each excluded ground lease.

Property	State	Effective Lease Date
Birmingham/Hoover	AL	10/30/87
Huntsville	AL	10/30/87
Phoenix/Mesa	AZ	04/22/88
Phoenix/Metrocenter	AZ	10/01/87
Tucson Airport	AZ	12/30/88
Little Rock	AR	09/09/88
Bakersfield	CA	05/30/88
Hacienda Heights	CA	03/30/90
Palm Springs	CA	12/20/88
Torrance	CA	12/30/88
Boulder	CO	11/04/88
Wallingford	CT	04/24/90
Ft. Myers	FL	11/04/88
Ft. Lauderdale/Plantation	FL	12/02/88
St. Petersburg	FL	01/26/90
West Palm Beach	FL	02/24/89
Atlanta/Gwinnett Mall	GA	10/30/87
Chicago/Glenview	IL	10/06/89
Chicago/Highland Park	IL	07/15/88
Chicago/Waukegan	IL	08/12/88
Chicago/Wood Dale Park	IL	09/09/88

Kansas City/Overland Park	KS	04/21/89
Silver Spring	MD	10/07/88
Boston/Andover	MA	02/24/89
Detroit Airport	MI	02/24/88
Detroit/Livonia	MI	03/29/88
St. Louis/Westport	MO	10/07/88
Lincroft/Red Bank	NJ	07/15/88
Raleigh/Cary	NC	08/12/88
Dayton Mall	OH	10/30/87
Toledo	OH	07/15/88
Oklahoma City Airport	OK	10/07/88
Portland/Beaverton	OR	05/19/89
Columbia	SC	04/21/89
Dallas/Northeast	TX	04/22/88
Charlottesville	VA	04/21/89
Manassas	VA	05/19/89
Seattle/Southcenter	WA	05/19/89

***10.13	Contribution Agreement dated as of January 24, 1996 among the Partnership, the Managing General Partner and Associates

***10.14	Bill of Sale and Assignment and Assumption Agreement dated as of January 24, 1996 by the Partnership to Associates

*10.15	Assignment and Assumption of Management Agreements dated as of January 24, 1996 by the Partnership to Associates

***10.16	Contribution Agreement dated as of January 24, 1996 among the Partnership, the Managing General Partner and Courtyard II Associates LLC (“Deerfield LLC”)

***10.17	Bill of Sale and Assignment and Assumption Agreement dated as of January 24, 1996 by the Partnership to Deerfield LLC

*10.18	Deed to the Courtyard by Marriott Hotel in Chicago/Deerfield, Illinois dated as of January 24, 1996 by the Partnership to Deerfield LLC

*10.19	Assignment and Assumption of Management Agreements dated as of January 24, 1996 by the Partnership to Deerfield LLC

*10.20	Loan Agreement dated as of January 24, 1996 by and between Associates and Funding

*10.21	Mortgage Note, dated as of January 24, 1996, in the principal amount of $410,200,000 by Associates to Funding

*10.22	Security Agreement dated as of January 24, 1996 by and between Associates and Funding

*10.23	Pledge Agreement dated as of January 24, 1996 by and between Associates and Funding

*10.24	Collateral Assignment of Management Agreements and Subordination Agreement dated as of January 24, 1996, by and among Associates, the Manager and Funding

*10.25	Amendment of Ground Leases dated as of January 24, 1996 by and among Associates, Marriott International and Essex House Condominium Corporation (“Essex”)

*10.26	Environmental Indemnity Agreement dated as of January 24, 1996 by Associates and the Managing General Partner for the benefit of Funding

*10.27	Associates, as mortgagor, and Funding, as mortgagee, entered into 53 fee and leasehold mortgages, each dated as of January 24, 1996. The 53 mortgages are identical in all material respects except as to the underlying property to which they relate and, in certain instances, additional parties thereto. The schedule below sets forth the terms of each mortgage not filed which differ from the copy of the example mortgage (Birmingham/Hoover, AL) which is filed herewith.

Property	State	Additional Party
Birmingham/Hoover	AL	Essex
Huntsville	AL	MII
Phoenix/Mesa	AZ	MII
Phoenix/Metrocenter	AZ	MII
Tucson Airport	AZ	MII
Little Rock	AR	MII
Bakersfield	CA	MII
Foster City	CA	MII
Hacienda Heights	CA	MII
Marin/Larkspur Landing	CA	MII
Palm Springs	CA	MII
Torrance	CA	MII
Boulder	CO	MII
Denver/Southeast	CO	Essex
Wallingford	CT	MII
Ft. Myers	FL	MII
Ft. Lauderdale/Plantation	FL	MII
St. Petersburg	FL	MII
West Palm Beach	FL	MII
Atlanta/Gwinnett Mall	GA	MII
Atlanta/Perimeter Center	GA	Essex
Chicago/Glenview	IL	MII
Chicago/Highland Park	IL	MII
Chicago/Waukegan	IL	MII
Chicago/Wood Dale	IL	MII
Indianapolis/Castleton	IN	Essex
Kansas City/Overland Park	KS	MII
Lexington/North	KY	Essex
Annapolis	MD	Essex and the Partnership
Silver Spring	MD	MII and the Partnership
Boston/Andover	MA	MII
Detroit Airport	MI	MII
Detroit/Livonia	MI	MII
Minneapolis Airport	MN	Essex
St. Louis/Creve Couer	MN	Essex
St. Louis/Westport	MO	MII
Lincroft/Red Bank	NJ	MII
Rye	NY	Essex
Raleigh/Cary	NC	MII
Dayton Mall	OH	MII
Toledo	OH	MII
Oklahoma City Airport	OK	MII
Portland/Beaverton	OR	MII
Columbia	SC	MII
Greenville	SC	Essex
Memphis Airport	TN	Essex
Nashville Airport	TN	Essex
Dallas/Northeast	TX	MII
Dallas/Stemmons	TX	Essex
San Antonio/Downtown	TX	Essex

Charlottesville	VA	MII
Manassas	VA	MII
Seattle/Southcenter	WA	MII

*10.28	Associates, as mortgagor, and Funding, as mortgagee, entered into 16 fee leasehold mortgages, each dated as of January 24, 1996. The 16 mortgages are identical in all material respects except as to the underlying property to which they relate. The schedule below sets forth the terms of each mortgage not filed which differ from the copy of the example mortgage (Birmingham/Homewood, AL) which is filed herewith.

Property	State
Birmingham/Homewood	AL
Cupertino	CA
Fresno	CA
Denver Airport	CO
Norwalk	CT
Tampa/Westshore	FL
Atlanta Airport South	GA
Atlanta/Roswell	GA
Arlington Heights South	IL
Chicago/Lincolnshire	IL
Chicago/Oakbrook Terrace	IL
Rockford	IL
Poughkeepsie	NY
Charlotte/South Park	NC
Philadelphia/Devon	PA
Dallas/Plano	TX

*10.29	Assignment of Loan Documents dated as of January 24, 1996 by Funding to the CMBS Trustee.

10.30	Assignment and Assumption of Management Agreements dated as of January 24, 1996 by the Partnership to Associates with attached Management Agreements (Incorporated by reference herein to Exhibit 10.1 to Associates Form S-4 filed with the Commission on March 14, 1996.)

10.31	Working Capital Maintenance Agreement dated as of January 24, 1996, by and among the Partnership, Associates, and the Manager. (Incorporated by reference to the exhibit previously filed as exhibit number 10.23 in Amendment No. 1 to Form S-4 Exchange Offer filed by CBM Funding and Associates with the Commission in May 10, 1996.)

#12.1	Ratio of Earnings to Fixed Charges.

* 21.1	Subsidiaries of the Partnership

#31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

#31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

†32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as created by Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.
*	Incorporated herein by reference to the same numbered exhibit in the Partnership’s and Finance’s Registration Statement on Form S-4 for 10 3/4% Series B Senior Secured Notes due 2008, previously filed with the Commission on March 7, 1996.
**	Incorporated by reference to the same numbered exhibit in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
***	Incorporated by reference to the same numbered exhibit to Amendment No. 1 to the Form S-4 Registration Statement previously filed with the Commission by the Partnership on April 25, 1996.
†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(b)	Reports on 8-K

None.

SCHEDULE I

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

December 31, 2003 and 2002

(in thousands)

	2003	2002
ASSETS
Investments in restricted subsidiaries	$96,951	$97,845
Other assets	1,980	2,441
Restricted cash	9,532	13,266
Cash and cash equivalents	94	100

Total Assets	$108,557	$113,652

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

LIABILITIES
Debt	$127,400	$127,400
Accounts payable and accrued expenses	6,232	6,161

Total liabilities	133,632	133,561

PARTNERS’ CAPITAL (DEFICIT)
Total Partners’ Deficit	(25,075)	(19,909)

	$108,557	$113,652

SCHEDULE I

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001
Revenues	$—	$—	$—
Operating costs and expenses	—	—	—

Operating profit before Partnership expenses and interest	—	—	—
Interest income	35	125	417
Interest expense	(14,171)	(14,168)	(14,162)
Partnership expense	(489)	(915)	(624)

Loss before equity in earnings of restricted subsidiaries	(14,625)	(14,958)	(14,369)
Equity in earnings of restricted subsidiaries	9,456	17,932	29,666

Net income (loss)	$(5,169)	$2,974	$15,297

SCHEDULE I

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001
Cash used in operations	$(10,351)	$(15,889)	$(13,681)

INVESTING ACTIVITIES
Dividends from restricted subsidiaries, net	10,345	26,504	30,345

Cash provided by investing activities	10,345	26,504	30,345

FINANCING ACTIVITIES
Capital distributions	—	(11,113)	(17,822)

Cash used in financing activities	—	(11,113)	(17,822)

DECREASE IN CASH AND CASH EQUIVALENTS	(6)	(498)	(1,158)

CASH AND CASH EQUIVALENTS at beginning of year	100	598	1,756

CASH AND CASH EQUIVALENTS at end of year	$94	$100	$598

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest on debt	$13,702	$13,702	$13,695

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

In connection with Host Marriott Corporation’s conversion to a REIT, a change of control occurred when Host Marriott Corporation ceased to own, directly or indirectly, all of the outstanding equity interest of the sole general partner of the Partnership. Although such a change of control has occurred, Host Marriott Corporation owns, indirectly, a 50% economic interest in CBM Two LLC, the current general partner of the Partnership and, through Host Marriott, L.P., has certain voting rights with respect to CBM Two LLC. A change of control occurred again in 2000 in conjunction with the settlement agreement and subsequent purchase by CBM Joint Venture LLC of all the partnership units.

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

SCHEDULE III

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(in Thousands)

	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2003				Date of Completion of Construction	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Andover, MA	$5,035	$124	$8,688	$1,209	$125	$9,895	$10,020	$(3,911)	1988	40 years
Annapolis, MD	4,801	201	8,284	1,318	202	9,601	9,803	(3,609)	1989	40 years
Arlington Heights South, IL	5,092	1,035	8,785	865	1,041	9,644	10,685	(4,244)	1985	40 years
Atlanta Airport, GA	3,931	1,438	6,783	1,067	1,446	7,841	9,287	(3,471)	1986	40 years
Atlanta Perimeter Center, GA	3,609	125	6,227	1,231	126	7,457	7,583	(3,193)	1987	40 years
Atlanta/Roswell, GA	4,275	153	7,377	1,160	154	8,537	8,691	(3,349)	1988	40 years
Bakersfield, CA	3,897	48	6,724	1,197	48	7,921	7,969	(3,189)	1988	40 years
Beaverton, OR	4,105	210	7,083	1,046	211	8,128	8,339	(3,066)	1989	40 years
Birmingham/Homewood, AL	3,550	1,436	6,125	859	1,444	6,975	8,420	(3,324)	1985	40 years
Boulder, CO	4,103	123	7,079	1,005	124	8,084	8,208	(3,089)	1988	40 years
Charlotte/ South Park, NC	4,121	144	7,111	1,262	145	8,372	8,517	(3,169)	1989	40 years
Charlottesville, VA	4,107	161	7,087	959	162	8,045	8,207	(3,024)	1989	40 years
Chicago/Oakbrook, IL	4,086	2,369	7,051	2,361	2,383	9,399	11,782	(3,822)	1986	40 years
Columbia, SC	3,480	127	6,005	1,062	123	7,070	7,194	(2,690)	1989	40 years
Cupertino, CA	5,637	117	9,726	1,321	118	11,047	11,165	(4,416)	1988	40 years
Dallas/ Stemmons, TX	3,332	60	5,749	1,116	60	6,865	6,925	(2,883)	1987	40 years
Dayton Mall, OH	5,669	134	9,781	1,343	135	11,123	11,258	(4,616)	1987	40 years
Deerfield, IL	—	890	8,663	940	895	9,598	10,493	(4,323)	1986	40 years
Denver Airport, CO	3,551	2,061	6,128	1,101	2,073	7,216	9,289	(3,013)	1987	40 years
Detroit Airport, MI	5,230	68	9,025	1,290	68	10,314	10,382	(4,350)	1987	40 years
Detroit Livonia, MI	5,043	47	8,702	1,168	47	9,869	9,916	(4,049)	1988	40 years
Foster City, CA	4,460	20	7,696	2,407	20	10,102	10,122	(3,751)	1987	40 years
Fresno, CA	3,634	86	6,270	609	87	6,878	6,965	(3,089)	1986	40 years
Ft. Lauderdale, FL	3,758	141	6,484	1,474	142	7,957	8,099	(3,345)	1988	40 years
Ft. Meyers, FL	3,833	93	6,613	1,358	94	7,970	8,064	(3,254)	1988	40 years

SCHEDULE III

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(in Thousands)

	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2003				Date of Completion of Construction	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Glenview, IL	3,932	48	6,785	1,155	48	7,940	7,988	(2,937)	1989	40 years
Greenville, SC	3,246	106	5,601	1,435	107	7,036	7,143	(2,942)	1988	40 years
Gwinnett Mall, GA	3,294	76	5,684	973	77	6,657	6,734	(2,886)	1987	40 years
Hacienda Heights, CA	4,102	102	7,078	950	103	8,027	8,130	(2,792)	1990	40 years
Highland Park, IL	4,319	231	7,453	1,256	232	8,708	8,940	(3,452)	1988	40 years
Hoover, AL	4,758	30	8,209	1,281	30	9,490	9,520	(4,033)	1987	40 years
Indianapolis/ Castleton, IN	3,238	199	5,587	1,238	200	6,823	7,023	(3,010)	1987	40 years
Larkspur, CA	4,048	880	6,984	1,114	885	8,092	8,977	(3,441)	1987	40 years
Lexington, KY	4,575	107	7,895	1,073	108	8,967	9,075	(3,536)	1988	40 years
Lincolnshire, IL	4,575	1,243	7,893	1,499	1,244	9,392	10,636	(3,907)	1987	40 years
Lincroft, NJ	4,826	594	8,327	1,431	597	9,755	10,352	(3,933)	1988	40 years
Little Rock, AR	3,783	107	6,527	1,032	108	7,558	7,666	(3,045)	1988	40 years
Manassas, VA	4,095	178	7,065	1,093	179	8,157	8,336	(3,053)	1989	40 years
Memphis Airport, TN	3,736	75	6,447	1,084	75	7,531	7,606	(3,495)	1987	40 years
Nashville Airport, TN	4,381	471	7,559	1,115	474	8,671	9,145	(3,583)	1988	40 years
Norwalk, CT	5,131	1,347	8,853	2,759	1,355	11,604	12,959	(4,102)	1988	40 years
Oklahoma City Airport, OK	3,619	25	6,244	1,149	25	7,392	7,417	(2,908)	1988	40 years
Overland Park, KS	5,173	361	8,925	1,405	363	10,327	10,690	(3,956)	1989	40 years
Palm Springs, CA	4,430	320	7,644	1,636	322	9,278	9,600	(3,610)	1988	40 years
Philadelphia/Devon, PA	5,063	164	8,736	1,171	165	9,906	10,071	(3,883)	1988	40 years
Phoenix/ Mesa, AZ	3,855	88	6,652	1,165	89	7,817	7,906	(3,144)	1988	40 years
Plano, TX	4,199	2,087	7,245	1,486	2,099	8,719	10,818	(3,401)	1988	40 years
Poughkeepsie, NY	4,661	221	8,043	1,162	222	9,203	9,425	(3,618)	1988	40 years
Raleigh/Cary, NC	3,773	153	6,510	1,147	154	7,656	7,810	(3,041)	1988	40 years
Richardson, TX	3,532	49	6,094	1,203	49	7,297	7,346	(2,940)	1988	40 years

SCHEDULE III

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(in Thousands)

	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2003				Date of Completion of Construction	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Rockford, IL	4,404	632	7,599	893	636	8,489	9,125	(3,795)	1986	40 years
Rye, NY	5,266	390	9,086	1,714	392	10,798	11,190	(4,972)	1988	40 years
San Antonio Downtown, TX	3,379	34	5,831	654	34	6,484	6,518	(2,364)	1990	40 years
Seattle, WA	4,777	70	8,242	1,301	70	9,542	9,612	(3,574)	1989	40 years
Silver Spring, MD	3,445	75	5,944	1,184	76	7,127	7,203	(2,904)	1988	40 years
St. Louis Westport, MO	3,828	122	6,605	1,093	123	7,698	7,821	(3,041)	1988	40 years
St. Louis, MO	3,716	15	6,412	1,037	15	7,449	7,464	(3,148)	1987	40 years
St. Petersburg, FL	3,819	104	6,590	1,213	105	7,803	7,908	(3,002)	1989	40 years
Toledo, OH	3,759	70	6,487	1,271	70	7,758	7,828	(3,248)	1988	40 years
Torrance, CA	5,055	159	8,722	1,126	160	9,847	10,007	(3,795)	1988	40 years
Tucson Airport, AZ	3,363	50	5,802	898	50	6,700	6,750	(2,620)	1988	40 years
Wallingford, CT	5,011	296	8,646	888	298	9,533	9,830	(3,371)	1990	40 years
Waukegan, IL	4,658	98	8,037	1,365	99	9,402	9,500	(3,720)	1988	40 years
West Palm Beach, FL	3,703	97	6,389	1,148	97	7,538	7,635	(3,075)	1989	40 years
Wood Dale, IL	4,183	—	7,217	1,301	—	8,521	8,521	(3,334)	1988	40 years
	11,948	2,562	20,615	4,896	2,577	25,496	28,073	(11,539)	1988	40 years

70 Courtyard by Marriott Hotels	$280,997	$25,447	$493,510	$84,722	$25,585	$578,096	$603,681	$(234,389)

SCHEDULE III

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(in Thousands)

Notes:
		2001	2002	2003
(a)	Reconciliation of Real Estate:
	Balance at beginning of year	$588,218	$592,702	$595,854
	Capital Expenditures	4,489	3,152	7,838
	Dispositions/reclassifications	(5)	—	(11)

	Balance at end of year	$592,702	$595,854	$603,681

(b)	Reconciliation of Accumulated Depreciation:
	Balance at beginning of year	$180,451	$198,763	$216,478
	Depreciation	18,312	17,715	17,911

	Balance at end of year	$198,763	$216,478	$234,389

(c)	The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $583 million at December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March 2004.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

By:	CBM TWO LLC
General Partner

By:	/s/ Larry K. Harvey

Larry K. Harvey
Vice President (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature	Title	Date

/s/ JOHN A. CARNELLA John A. Carnella	President (Principal Executive Officer)	March 16, 2004

/s/ LARRY K. HARVEY Larry K. Harvey	Vice President (Principal Financial Officer)	March 16, 2004