Form 10-Q
period 2004-03-26
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 2004-05-10
CIK 832179

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 26, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)   Yes   ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No  ☐

The registrant had 1,470 units of its common limited partnership units outstanding as of May 7, 2004.

INDEX

PART I. FINANCIAL INFORMATION

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 26, 2004	December 31, 2003
	(unaudited)
ASSETS

Property and equipment, net	$386,868	$387,339
Deferred financing costs, net of accumulated amortization	6,041	6,404
Due from Courtyard Management Corporation	9,347	5,103
Other assets	8	1
Property improvement fund	45,465	46,532
Restricted cash	21,133	17,227
Cash and cash equivalents	6,261	7,145

Total assets	$475,123	$469,751

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

LIABILITIES
Debt	$404,772	$408,397
Management fees due to Courtyard Management Corporation	63,134	61,127
Ground rent due to Marriott International, Inc. and its affiliates	21,644	11,893
Accounts payable and accrued liabilities	11,510	13,409

Total liabilities	501,060	494,826

PARTNERS’ CAPITAL (DEFICIT)
General Partner	8,599	8,642
Limited Partners	(34,536)	(33,717)

Total partners’ deficit	(25,937)	(25,075)

Total liabilities and partners’ capital (deficit)	$475,123	$469,751

See notes to condensed consolidated financial statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except unit and per unit amounts)

	Quarter Ended
	March 26, 2004	March 28, 2003
REVENUES
Rooms	$53,288	$51,377
Food and beverage	3,675	3,273
Other	809	1,039

Total revenues	57,772	55,689

OPERATING COSTS AND EXPENSES
Rooms	13,028	11,951
Food and beverage	3,051	2,865
Selling, administrative and other	16,427	15,650
Management fees	5,277	5,289
Depreciation	5,666	5,860
Ground rent	2,897	2,822
Property taxes	2,731	2,829
Insurance and other	523	533
Partnership expense	270	211

Total operating costs and expenses	49,870	48,010

OPERATING PROFIT	7,902	7,679
Interest expense	(8,808)	(9,408)
Interest income	44	70

NET LOSS	$(862)	$(1,659)

ALLOCATION OF NET LOSS
General Partner	$(43)	$(83)
Limited Partners	(819)	(1,576)

	$(862)	$(1,659)

NET LOSS PER LIMITED PARTNER UNIT (1,470 Units)	$(557)	$(1,072)

See notes to condensed consolidated financial statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Quarter Ended
	March 26, 2004	March 28, 2003
OPERATING ACTIVITIES
Net loss	$(862)	$(1,659)
Depreciation expense	5,666	5,860
Amortization of deferred financing costs as interest expense	363	362
Straight-line rent adjustment	(27)	(27)
Changes in operating accounts:
Due from Courtyard Management Corporation	(4,244)	(3,295)
Other assets	(7)	(202)
Management fees due to Courtyard Management Corporation	2,007	2,283
Due to Marriott International, Inc. and its affiliates	9,778	2,284
Accounts payable and accrued liabilities	(1,899)	(3,577)

Cash provided by operating activities	10,775	2,029

INVESTING ACTIVITIES
Additions to property and equipment, net	(5,195)	(4,475)
Contributions to the property improvement fund	(3,755)	(3,620)
Distributions from the property improvement fund	4,822	4,667

Cash used in investing activities	(4,128)	(3,428)

FINANCING ACTIVITIES
Repayment of principal	(3,625)	(5,061)
(Decrease) increase in restricted cash	(3,906)	5,508

Cash provided by (used in) financing activities	(7,531)	447

DECREASE IN CASH AND CASH EQUIVALENTS	(884)	(952)
CASH AND CASH EQUIVALENTS at beginning of period	7,145	8,051

CASH AND CASH EQUIVALENTS at end of period	$6,261	$7,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10,527	$12,769

See notes to condensed consolidated financial statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Organization

Courtyard by Marriott II Limited Partnership (the Partnership), a Delaware limited partnership, was formed on August 31, 1987 to acquire and own 70 Courtyard by Marriott hotels and the land on which certain of the hotels are located. The hotels are located in 29 states in the United States and are managed as part of the Courtyard by Marriott hotel system by Courtyard Management Corporation, or the manager, a wholly owned subsidiary of Marriott International, Inc., or MII.

All of our partnership units are indirectly owned by CBM Joint Venture LLC, or the Courtyard JV, a joint venture between subsidiaries of Host Marriott, L.P. and MII.

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited, condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

In our opinion, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 26, 2004 and the results of our operations and cash flows for the quarter ended March 26, 2004 and March 28, 2003. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

Principles of Consolidation

We consolidate entities (in the absence of other factors determining control) when we own over 50% of the voting shares of another company or, in the case of partnership investments, when we own a majority of the general partnership interest. The control factors we consider include the ability of minority shareholders or other partners to participate in or block management decisions. Additionally, if we determine that we are an owner in a variable interest entity within the meaning of Financial Accounting Standards Board Revised Interpretation No. 46, “Consolidation of Variable Interest Entities,” and that our variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both, then we will consolidate the entity. All material intercompany transactions and balances have been eliminated.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Restricted Cash

We are required to establish certain escrow reserves pursuant to the terms of our debt and management agreements. The balances in those reserves as of March 26, 2004 and December 31, 2003 are as follows (in thousands):

	March 26, 2004	December 31, 2003
Debt service reserve (1)	$1,743	$3,099
Supplemental debt service reserve	1,434	1,431
Real estate tax and insurance reserve	6,928	7,692
Deposit reserve required by the multi-class commercial mortgage pass-through certificates	6,025	3
Working capital reserve	5,003	5,002

	$21,133	$17,227

(1)	We used approximately $1.4 million of the reserve to make a portion of the semi-annual payment on our senior notes on February 2, 2004. We are obligated to replenish these amounts in the future to the extent we have Consolidated Excess Cash Flow, as defined in the senior notes indenture.

4.	Amounts Earned By and Owed to Related Parties

The chart below summarizes amounts earned by or reimbursed to related partners (in thousands):

	Quarter ended
	March 26, 2004	March 28, 2003
Marriott International, Inc. and affiliates:
Base management fee	$2,022	$1,949
Chain services and Marriott Rewards Program	2,152	1,638
Courtyard by Marriott management fee	1,444	1,392
Marketing fund contribution	1,066	1,028
Incentive management fee	1,811	1,947
Ground rent	2,897	2,822

	$11,392	$10,776

Host Marriott, L.P.:
Administrative expenses	$201	$216

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In addition, the following amounts are due to/from related partners as of March 26, 2004 and December 31, 2003 (in thousands):

	March 26, 2004	December 31, 2003
Marriott International, Inc. and affiliates:
Due to:
Base management fees	$7,394	$7,394
Incentive management fees	32,918	31,107
Courtyard by Marriott management fees	22,822	22,626
Ground rent	21,644	11,893

	$84,778	$73,020

Due from:
Current operations receivable	$5,145	$901
Working capital	4,202	4,202

	$9,347	$5,103

Host Marriott, L.P.:
Due to:
Administrative expenses reimbursed	$52	$53

Substantially all of the $85 million due to MII and its affiliates are only payable to the extent cash flow exceeds debt service and a specified return to our partners, in accordance with our debt agreements, except for $12.5 million which is deferred in accordance with the ground lease.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

ITEM 2.	Management’s discussion and analysis of financial condition and results of operations

Forward Looking Statements

This discussion includes forward-looking statements about our business and operations. We identify forward-looking statements in this report by using words or phrases such as “believe,” “expect,” “may be,” “intend,” “predict,” “project,” “plan,” “objective,” “will be,” “should,” “estimate,” or “anticipate,” or similar expressions. Forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from these anticipated at the time the forward-looking statements are made. These risks and uncertainties include those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 and in other filings with the Securities and Exchange Commission. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to conform the statement to actual results on changes in our expectations.

Overview

Courtyard by Marriott II Limited Partnership, a Delaware limited partnership, is the owner of 70 Courtyard by Marriott hotels, located in 29 states, which operate in the upscale sector of the lodging industry. All of our limited and general partner interests are indirectly owned by CBM Joint Venture LLC, a joint venture among subsidiaries of Host Marriott, L.P. and a subsidiary of MII.

The majority of our customers are transient business and leisure travelers. A small portion of our customer base also comprises contracts for a specified number of rooms over a fixed period. Our results of operations primarily represent hotel-level sales, which are room, food and beverage and other hotel revenue such as telephone and other guest services. Operating expenses consist of the costs to provide these services as well as depreciation, management fees, real and personal property taxes, ground rent, equipment rent, property insurance and other costs. For a general overview of our business, see our Annual Report on Form 10-K.

The lodging industry was negatively affected in 2003 by lower levels of business and leisure travel resulting from a weak economy (predominantly in the first half of the year), the war in Iraq, continued changes in terrorist threat levels and travel reduction and restrictions related to severe acute respiratory syndrome, or SARS. However, strengthening economic growth in the United States economy in the second half of 2003 has continued into the first quarter of 2004 and has helped improve lodging demand.

Our industry outlook for 2004 is more favorable. Historically, lodging demand in the United States correlates to U.S. Gross Domestic Product (GDP) growth, with typically a one-to-two quarter lag period especially within the upscale sectors of the lodging industry. Given the strong U.S. GDP forecasts and the strengthening of corporate profits and increasing levels of capital investment, we expect to see further increases in business-related travel for the second quarter and full year 2004.

As lodging demand continues to grow, hotels should experience increasing revenues. However, unlike the favorable demand trends forecasted to affect the lodging industry in general, we believe that supply growth trends that have existed during the past few years will continue to negatively affect our performance. Further, we believe that the reduction in rooms available during the year as a result of the scheduled repositionings at 29 of our hotels this year will affect our operating performance. See “Capital Expenditures” for more detail.

One commonly used indicator within the hotel industry to measure operating performance is revenue per available room, or RevPAR. RevPAR is defined as the product of the average daily room rate and the average daily occupancy. RevPAR does not include revenues from food and beverage, telephone or other guest services generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for hotels. We assess what causes changes in RevPAR because changes that result from occupancy as compared to those that result from room rate have different implications on overall revenue levels as well as incremental operating profit. For example, increases in occupancy at a hotel typically lead to increases in ancillary revenues, such as food and beverage, and other hotel revenues, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates, however, would not

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

result in these additional room-related costs. For this reason, while operating profit may increase when RevPAR increases as a result of occupancy gains, RevPAR increases which are the result of higher room rates have a greater impact on our profitability.

In addition to changes in RevPAR, management focuses on changes in our operating margins, which is operating profit as a percentage of total revenues. Our operating margins were down slightly for the quarter despite the increase in RevPAR because certain of our costs, primarily wages, benefits and utilities, increased at a rate greater than inflation. In response to the decline in operations at our hotels over the last several years, we have been working with our manager to achieve cost reductions at our properties. We believe these efforts have slowed the decline in the operating margins of our hotels. However, we expect certain of our costs, such as wages, benefits and utilities to continue to increase at a rate greater than inflation, which will likely result in operating margins remaining unchanged for 2004. Any improvement in margins are expected to be modest until RevPAR gains are driven more by increases in average room rates rather than increases in occupancy.

While we believe the improved demand trends offset by the supply growth trends in the lodging industry discussed previously in our Annual Report on Form 10-K create the possibility for improvements in our business in 2004, there can be no assurances that any increases in hotel revenues or earnings at our properties will be achieved. The trends discussed above and in our Annual Report on Form 10-K may not occur for any number of reasons, including slower than anticipated growth in the economy, changes in travel patterns and the continued threat of additional terrorist attacks, all of which may result in lower revenues or higher operating costs and declining operating margins.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

RESULTS OF OPERATIONS

The following table reflects key line items from our statements of operations and other significant operating statistics (in thousands, except operating statistics):

	Quarter ended
	March 26, 2004	March 28, 2003	% Change 2003-2002
Total Revenues	$57,772	$55,689	3.7%
Operating Costs and Expenses
Property-level costs (1)	44,593	42,721	4.4
Management fees	5,277	5,289	(0.2)
Operating Profit	7,902	7,679	2.9
Interest expense	8,808	9,408	(6.4)
Net loss	(862)	(1,659)	(48.0)
Other Operating Statistics
RevPAR	$61.37	$59.17	3.7%
Average room rate	$90.47	$90.31	0.2%
Average occupancy	67.8%	65.5%	2.3	pts.
Operating profit margin	13.7%	13.8%	(0.1	) pts.

(1)	Amounts represent operating costs and expenses in our statements of operations less management fees.

2004 compared to 2003

Hotel Revenues. Hotel revenues for the first quarter of 2004 increased by $2.1 million, or 3.7%, to $57.8 million compared to the same period in 2003. This increase in hotel revenues for first quarter of 2004 is primarily due to an increase in RevPAR of 3.7%, resulting from an increase in business and leisure travel. The change in RevPAR reflects an increase in average occupancy of 2.3 percentage points and a slight increase in average room rates. For the quarter, the Mid-Atlantic and Western regions experienced the largest improvement in RevPAR with increases of 10.6% and 10.2%, respectively. Our Northeast and South Central regions experienced RevPAR declines of 4.7% and 2.5%, respectively. Our Midwest region, which includes 19 of our 70 hotels, had a slight increase in RevPAR of 0.4%. We anticipate that there will be a gradual improvement in room rates and occupancy levels as business travel and lodging demand increases as a result of a strengthening economy during the remainder of 2004.

Operating Costs and Expenses. Operating costs and expenses for the first quarter of 2004 increased by $1.9 million, or 3.9%, compared to the same period in 2003. Our costs increased primarily as a result of an increase in rooms’ expenses related to increases in occupancy and increases in wages, benefits and utilities.

Operating Profit. Operating profit for the first quarter of 2004 increased by $.2 million compared to the first quarter 2003. Our operating profit margin decreased slightly to 13.7% from the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of March 26, 2004, we have approximately $6.3 million of unrestricted cash, which is lower than our historical balances. Based on our current forecast, we believe that our sources of cash are sufficient to meet our near-term liquidity needs; however, our ability to meet our long-term liquidity needs will depend on our future results of operations. In the event our sources of cash are insufficient to meet debt service or fund the property improvement fund, our partners are not obligated to provide additional sources of capital to the partnership.

Our principal source of cash is cash from operations, including cash available to us through the subordination and deferral features contained within certain of our ground leases and our management agreements. Our principal uses of cash are to

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

make debt service payments, fund our required reserves, repay certain deferred expenses and fund capital expenditures for property improvements. Our annual debt service includes interest payments on our senior notes of approximately $14 million and principal and interest payments on our multi-class commercial mortgage pass-through certificates (CMBS debt) of approximately $44 million.

Capital Expenditures. Our capital expenditures have been focused on property maintenance and improvements designed to maintain appropriate levels of quality. We modified the scope of repositioning plans and postponed repositioning during 2003 in order to reduce the per-room cost of these renovations, so that planned improvements could be made at a greater number of properties in our portfolio. We contributed approximately $3.8 million and $3.6 million to the property improvement fund during the first quarters of 2004 and 2003, respectively. During the first quarter of 2004, we began work on repositioning efforts at 10 properties and have plans to complete an additional 19 properties during 2004 at an approximate cost of $50 million. Additional repositioning and maintenance capital expenditures beyond 2004 will depend on our results of operations, as completing the repositioning of the 29 properties will substantially reduce our property improvement fund.

Debt. The decline in lodging demand during the period from 2001 to 2003 reduced the cash flow levels at our properties significantly from prior-year levels. As a result, beginning in the fourth quarter of 2002, we have made use of certain reserves and deferred a portion of our ground rent and management fees to make our required debt service payments. Under the terms of the management agreements and the ground leases with Marriott International and its affiliates, a portion of the base management fees and all of the ground rent and incentive management fees due to Marriott International and its affiliates are subordinate to debt service payments on our CMBS debt and senior notes. We have the ability to defer the payment of certain amounts due under our ground leases and management agreements, as well as the ability to require the refunding of payments of ground rent and certain management fees made in prior periods, to the extent cash from operations, as defined in the respective agreements, is not sufficient to pay debt service. The following events have occurred since the fourth quarter of 2002:

•	We deferred $1.1 million of ground lease payments and were refunded $1.2 million of ground rent paid in 2002 during the first quarter of 2003. During the first quarter of 2004, we deferred $0.7 million of ground lease payments and were refunded $8.2 million of ground rent paid in 2003. These deferred and refunded ground lease payments due to Marriott International and its affiliates are included in “Due to Marriott International, Inc. and its affiliates” on the balance sheet.

•	We did not defer any management fees during the first quarter of 2004, but deferred $0.3 million during 2003. These deferred management fees are included in “Management fees due to Courtyard Management Corporation” on the balance sheet.

•	During the first quarter, we utilized $1.4 million of the debt service reserve to fund the February 2, 2004 senior notes payment. We are required, however, to replenish the debt service reserve to the extent we have Consolidated Excess Cash Flow, as defined in the senior notes indenture. We did not replenish any of the reserve during the first quarter of 2004. The balance in the debt service reserve as of March 26, 2004 is $1.7 million.

Before we can make distributions to our partners, we must achieve certain levels of excess cash flow and replenish or repay $17.6 million (in addition to any amounts required to be funded to the separate supplemental debt service reserve discussed below) as follows:

•	$5.1 million to replenish the debt service reserve; and

•	$12.5 million to repay deferred ground rent to MII and its affiliates.

We expect to use the remaining $1.7 million currently available in our debt service reserve to fund our August 2004 senior notes debt service. As a result, we expect that by December 31, 2004 the amounts that we must repay will increase to approximately $19.3 million. Substantially all of the $85 million due to MII and its affiliates are only payable to the extent cash flow exceeds debt service and a specified return to our partners, in accordance with our debt agreements, except for $12.5 million which is deferred in accordance with the ground lease. We do not expect to satisfy any of these conditions or make any distributions to our partners in 2004.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

Further, to the extent the debt service reserve is fully funded, in accordance with the provisions of our senior notes indenture, we are required to fund a separate supplemental debt service reserve account in an amount equal to Consolidated Excess Cash Flow for each quarter until excess cash flow meets specific levels. Through March 26, 2004, we have reserved $1.4 million of Consolidated Excess Cash Flow, which was funded primarily in 2002. To the extent the supplemental debt service reserve exceeds two semi-annual interest payments (approximately $13.7 million), we are required to offer to purchase the senior notes at par in an amount equal to the greater of (i) the amount by which the supplemental debt service reserve exceeds two semi-annual interest payments, and (ii) $5 million.

Sources and Uses of Cash

Cash provided by operations. The increase in cash provided by operations during the first quarter 2004 is primarily due to a slight increase in operations from the prior year and deferrals and refunds of certain ground lease and management fee amounts due to the manager and Marriott International and its affiliates.

Cash used in investing activities. Investing activities consist primarily of contributions to and distributions from the property improvement fund and capital expenditures for improvements to the hotels. Contributions to the property improvement fund are 6.5% of total hotel revenues. Distributions from the property improvement fund reflect capital expenditures for the replacement of furniture, fixtures and equipment offset by interest income earned by the fund. The increase in capital expenditures in the first quarter of 2004 was due primarily to repositioning certain of our properties.

Cash used in financing activities. Financing activities primarily include the repayment of principal on our commercial mortgage-backed securities and senior notes and distributions to general and limited partners. Cash used in financing in the first quarter of 2004 and cash provided by financing in the first quarter of 2003 includes the funding and utilization of the debt service reserves required under our debt agreements.

Credit Ratings. As of March 26, 2004, we have $277.3 million of CMBS debt secured by our properties and $127.4 million of senior notes secured by equity interests in the partnership that owns the hotels. The remaining balance of the CMBS debt, which matures in January 2008, bears interest at a weighted average interest rate of 7.9%. Our senior notes and our CMBS debt are rated by certain credit rating agencies. The credit rating assigned our senior notes were downgraded from B1 to B2 by Moody’s Investor Service and from B- to CCC+ by Standard & Poor’s in March 2003. If our operations or our credit ratios do not otherwise improve, the ratings on our senior notes could be reduced further. If we were unable to subsequently improve our credit ratings, our cost to refinance this debt as it comes due would likely increase. The senior notes, which mature in February 2008, are interest only and bear interest at a rate of 10.75% annually.

Hotel Operating Statistics

The following table sets forth performance information for our properties by geographic region:

			Quarter Ended
	As of March 26, 2004		March 26, 2004			March 28, 2003
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Northeast	6	880	$105.30	61.8%	$65.12	$107.93	63.3%	$68.35	(4.7)%
Mid-Atlantic	9	1,336	85.20	64.4	54.84	83.70	59.2	49.58	10.6
Midwest	19	2,645	82.64	65.6	54.23	84.31	64.0	53.99	.4
South Central	9	1,490	80.43	60.1	48.38	81.41	60.9	49.62	(2.5)
Southeast	14	2,062	97.11	73.5	71.33	94.57	72.1	68.14	4.7
Western	13	1,924	96.56	75.5	72.93	95.62	69.2	66.19	10.2

All Regions	70	10,337	90.47	67.8	61.37	90.31	65.5	59.17	3.7

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes. As of March 26, 2004, all of our debt is fixed rate.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 26, 2004, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

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

May 10, 2004	COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

	By:	/s/ CBM TWO LLC

CBM TWO LLC General Partner

By:	/s/ LARRY K. HARVEY

Larry K. Harvey Vice President (Principal Financial Officer)