Form 10-Q
period 2004-06-18
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 2004-07-29
CIK 832179

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 18, 2004.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The registrant had 1,470 units of its common limited partnership units outstanding as of July 29, 2004.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	June 18, 2004	December 31, 2003
ASSETS
Property and equipment, net	$393,256	$387,339
Deferred financing costs, net of accumulated amortization	5,679	6,404
Due from Courtyard Management Corporation	8,766	5,103
Other	5	1
Property improvement fund	38,245	46,532
Restricted cash	23,973	17,227
Cash and cash equivalents	7,135	7,145

Total assets	$477,059	$469,751

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
LIABILITIES
Debt	$399,249	$408,397
Management fees due to Courtyard Management Corporation	65,231	61,127
Ground rent due to Marriott International, Inc. and its affiliates	13,321	3,557
Accrued ground rent	8,281	8,336
Accounts payable and accrued liabilities	15,413	13,409

Total liabilities	501,495	494,826

PARTNERS’ CAPITAL (DEFICIT)
General partners	8,673	8,642
Limited partners	(33,109)	(33,717)

Total partners’ deficit	(24,436)	(25,075)

Total liabilities and partners’ capital (deficit)	$477,059	$469,751

See notes to condensed consolidated financial statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except unit and per unit amounts)

	Quarter ended		Year-to-date ended
	June 18, 2004	June 20, 2003	June 18, 2004	June 20, 2003
REVENUES
Rooms	$55,966	$53,935	$109,390	$105,681
Food and beverage	3,685	3,689	7,360	6,962
Other	623	898	1,432	1,937

Total revenues	60,274	58,522	118,182	114,580

OPERATING COSTS AND EXPENSES
Rooms	13,647	12,521	26,811	24,841
Food and beverage	3,085	2,898	6,136	5,763
Selling, administrative and other	16,450	15,857	32,877	31,507
Management fees	5,705	5,616	10,982	10,905
Depreciation	5,373	5,907	11,039	11,767
Ground rent	2,873	2,781	5,770	5,603
Property taxes	2,528	2,729	5,259	5,558
Insurance and other	492	490	1,015	1,023
Partnership expense	187	316	457	527

Total operating costs and expenses	50,340	49,115	100,346	97,494

OPERATING PROFIT	9,934	9,407	17,836	17,086
Interest expense	(8,482)	(8,883)	(17,290)	(18,291)
Interest income	49	93	93	163

NET INCOME (LOSS)	$1,501	$617	$639	$(1,042)

ALLOCATION OF NET INCOME (LOSS)
General partners	$75	$31	$32	$(52)
Limited partners	1,426	586	607	(990)

	$1,501	$617	$639	$(1,042)

NET INCOME (LOSS) PER LIMITED PARTNER UNIT (1,470 Units)	$970	$399	$413	$(673)

See notes to condensed consolidated financial statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Year-to-date ended
	June 18, 2004	June 20, 2003
OPERATING ACTIVITIES
Net income (loss)	$639	$(1,042)
Depreciation expense	11,039	11,767
Amortization of deferred financing costs as interest expense	725	725
Straight-line ground rent adjustment	(55)	(55)
Changes in operating accounts:
Due from Courtyard Management Corporation	(3,663)	(2,578)
Other	(4)	(9)
Management fees due to Courtyard Management Corporation	4,104	4,621
Ground rent due to Marriott International, Inc. and its affiliates	9,764	3,076
Accounts payable and accrued liabilities	2,004	1,921

Cash provided by operating activities	24,553	18,426

INVESTING ACTIVITIES
Additions to property and equipment, net	(16,956)	(6,415)
Contributions to the property improvement fund	(7,673)	(7,391)
Distributions from the property improvement fund	15,960	5,957

Cash used in investing activities	(8,669)	(7,849)

FINANCING ACTIVITIES
Repayment of principal	(9,148)	(8,489)
Increase in restricted cash	(6,746)	(1,656)

Cash used in financing activities	(15,894)	(10,145)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10)	432
CASH AND CASH EQUIVALENTS at beginning of period	7,145	8,051

CASH AND CASH EQUIVALENTS at end of period	$7,135	$8,483

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,952	$16,661

See notes to condensed consolidated financial statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization

Courtyard by Marriott II Limited Partnership, a Delaware limited partnership, owns 70 Courtyard by Marriott hotels and the land on which certain of the hotels are located. The hotels are located in 29 states and are managed as part of the Courtyard by Marriott hotel system by Courtyard Management Corporation, or the manager, a wholly owned subsidiary of Marriott International, Inc., or MII.

All of our partnership units are indirectly owned by CBM Joint Venture LLC, or the Courtyard JV, a joint venture between subsidiaries of Host Marriott, L.P. and MII.

2. Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited, condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

In our opinion, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 18, 2004 and the results of our operations for the quarters and year-to-date ended June 18, 2004 and June 20, 2003 and cash flows for the year-to-date ended June 18, 2004 and June 20, 2003. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Our quarterly results are reported on a quarterly schedule that is used by MII. MII’s year ends on the Friday closest to December 31 and reflects twelve weeks of operations in the first three quarters of the year and sixteen or seventeen weeks of operations for the fourth quarter of the year. As a result, in any given quarter, quarter-over-quarter results will cover different calendar dates (but the same number of days, except for the first quarter of every year and other than in a year with a 17-week fourth quarter, such as fiscal year 2002).

Principles of Consolidation

We consolidate entities (in the absence of other factors determining control) when we own over 50% of the voting shares of another company or, in the case of partnership investments, when we own a majority of the general partnership interest. The control factors we consider include the ability of minority shareholders or other partners to participate in or block management decisions. Additionally, if we determine that we have variable interests in a variable interest entity within the meaning of Financial Accounting Standards Board Revised Interpretation No. 46, “Consolidation of Variable Interest Entities,” and that our variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both, then we will consolidate the entity. All material intercompany transactions and balances have been eliminated.

Accrued Ground Rent

We record ground rent expense on a straight-line basis over the term of the leases. The excess of the rent expense recognized over the cash payments contractually due pursuant to the underlying lease agreement is included as “accrued ground rent” on the accompanying balance sheets. Currently, the cash payments contractually due are in excess of the amounts recognized as rent expense, which reduces the accrued ground rent liability.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 2004 presentation.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Restricted Cash

We are required to establish certain escrow reserves pursuant to the terms of our debt and management agreements. The balances in those reserves were as follows (in thousands):

	June 18, 2004	December 31, 2003
Debt service reserve (1)	$2,397	$3,099
Supplemental debt service reserve	1,437	1,431
Real estate tax and insurance reserve	8,202	7,692
Deposit reserve required by the multi-class commercial mortgage pass-through certificates (2)	6,934	3
Working capital reserve	5,003	5,002

	$23,973	$17,227

(1)	We used approximately $1.4 million of the reserve to make a portion of the semi-annual payment on our senior notes on February 2, 2004. We are obligated to replenish these amounts in the future to the extent we have Consolidated Excess Cash Flow, as defined in the senior notes indenture.
(2)	Represents operations revenue retained by a lender in accordance with the partnership debt agreements. The lender, in turn, pays the partnership’s debt service, real estate tax, insurance, management fees and ground lease payments on a monthly basis. The lender made a payment of $6.9 million on June 28, 2004.

4. Amounts Earned By and Owed to Related Parties

The chart below summarizes amounts earned by related parties (in thousands):

	Quarter ended		Year-to-date ended
	June 18, 2004	June 20, 2003	June 18, 2004	June 20, 2003
Marriott International, Inc. and affiliates:
Base management fee	2,110	2,031	$4,132	$3,980
Chain services and Marriott Rewards Program	2,595	1,635	4,747	3,273
Courtyard by Marriott management fee	1,507	1,451	2,951	2,843
Marketing fund contribution	1,119	1,068	2,185	2,096
Incentive management fee	2,088	2,135	3,899	4,082
Ground rent (1)	2,901	2,809	5,825	5,658

	$12,320	$11,129	$23,739	$21,932

Host Marriott, L.P.:
Administrative expenses	$151	$—	$352	$216

(1)	Does not include an adjustment in both years of $55,000 decreasing ground rent expense in accordance with the straight line method required under GAAP.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In addition, the following amounts are due to/from related parties (in thousands):

	June 18, 2004	December 31, 2003
Marriott International, Inc. and affiliates:
Due to:
Base management fees	$7,394	$7,394
Incentive management fees	35,006	31,107
Courtyard by Marriott management fees	22,831	22,626
Ground rent	13,321	3,557

	$78,552	$64,684

Due from:
Current operations receivable	$4,564	$901
Working capital	4,202	4,202

	$8,766	$5,103

Host Marriott, L.P.:
Due to:
Administrative expenses (included in “Accounts payable and other liabilities” on the balance sheet)	$54	$53

With the exception of approximately $0.2 million currently payable for Courtyard by Marriott management fees and approximately $0.8 million currently payable for ground rent, the remaining portion of the approximately $79 million due to MII and its affiliates on June 18, 2004 is payable only to the extent cash flow exceeds debt service and a specified return to our partners, in accordance with our management and ground lease agreements.

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

Quarterly Summary

Courtyard by Marriott II Limited Partnership, a Delaware limited partnership, is the owner of 70 Courtyard by Marriott hotels, located in 29 states, which are located in suburban areas near office parks or other business districts and operate in the upscale sector of the lodging industry. For a general overview of our business, see our Annual Report on Form 10-K.

The steady improvement in the economy over the last twelve months has resulted in improved lodging demand during the first half of the year. Additionally, our industry outlook for the remainder of 2004 continues to appear favorable. Historically, lodging demand in the United States correlates to U.S. Gross Domestic Product (GDP) growth, with typically a one-to-two quarter lag period especially within the upscale sectors of the lodging industry. Given the strong GDP forecasts and the strengthening of corporate profits and increasing levels of capital investment, we expect to see further increases in business-related travel for the third quarter and full year 2004.

As lodging demand continues to grow, we believe that our hotels will continue to experience increasing revenues, although increased competition as a result of supply growth in the markets we operate in will impact our growth in revenues. Further, we believe that the reduction in rooms available during the year as a result of the scheduled repositionings at 29 of our hotels this year will affect our operating performance. See “Capital Expenditures” for more detail.

For the second quarter of 2004, RevPAR increased 4.7% as a result of a 2.4% increase in average room rate and a 1.6 percentage point increase in average occupancy. Year-to-date RevPAR increased 4.2% with a 1.3% increase in average room rate and a 2.0 percentage point increase in occupancy. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved and is generally considered the leading indicator of revenues for hotels. Improvements in RevPAR during the first quarter of 2004 were primarily driven by increases in occupancy at our hotels, but in the second quarter we began to see increases in room rates for the first time in three years. Increases in occupancy at a hotel typically lead to increases in ancillary revenues, such as food and beverage and other hotel revenues, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates, however, would not result in these additional room-related costs. For this reason, while operating profit may increase when RevPAR increases as the result of occupancy gains, RevPAR increases that are the result of higher room rates may have a greater impact on our profitability. We assess profitability by measuring changes in our operating margins, which is operating profit as a percentage of total revenues. RevPAR increases thus far in 2004 have been largely offset by a 2.9% increase in costs and; therefore, our operating margins are relatively unchanged. We believe there will be little or no improvement in operating margins in 2004 because we expect costs such as wages, benefits, and utilities to continue to increase at a rate greater than inflation.

While we believe the improved demand trends offset by the supply growth trends in the lodging industry discussed previously in our Annual Report on Form 10-K create the possibility for improvements in our business in 2004, we cannot assure you that any increases in hotel revenues or earnings at our properties will continue.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

RESULTS OF OPERATIONS

The following table reflects key line items from our statements of operations and other significant operating statistics (in thousands, except operating statistics):

	Quarter ended
	June 18, 2004	June 20, 2003	% Increase (Decrease)
Total Revenues	$60,274	$58,522	3.0%
Operating Costs and Expenses
Property-level costs (1)	44,448	43,183	2.9
Management fees	5,705	5,616	1.6
Partnership expense	187	316	(40.8)
Operating Profit	9,934	9,407	5.6
Interest expense	8,482	8,883	(4.5)
Net income	1,501	617	143.3

Other Operating Statistics
RevPAR	$64.45	$61.54	4.7%
Average room rate	$90.19	$88.07	2.4%
Average occupancy	71.5%	69.9%	1.6	pts.
Operating profit margin	16.5%	16.1%	0.	4pts.

	Year-to-date ended
	June 18, 2004	June 20, 2003	% Increase (Decrease)
Total Revenues	$118,182	$114,580	3.1%

Operating Costs and Expenses
Property-level costs (1)	88,907	86,062	3.3
Management fees	10,982	10,905	0.7
Partnership expense	457	527	(13.3)
Operating Profit	17,836	17,086	4.4
Interest expense	17,290	18,291	(5.5)
Net income (loss)	639	(1,042)	161.3

Other Operating Statistics
RevPAR	$62.91	$60.35	4.2%
Average room rate	$90.32	$89.15	1.3%
Average occupancy	69.7%	67.7%	2.0	pts.
Operating profit margin	15.1%	15.0%	0.1	pt.

(1)	Amounts represent operating costs and expenses in our statements of operations less management fees and partnership expense.

2004 compared to 2003

Hotel Revenues. Hotel revenues for the second quarter of 2004 increased by $1.8 million, or 3.0%, to $60.3 million compared to the same period in 2003. Year-to-date 2004 hotel revenues increased by $3.6 million, or 3.1%, to $118.2 million from the same period in 2003. The improvement at the majority of our properties for both the second quarter and year-to-date reflects the strengthening economy and increased business travel. While RevPAR improved primarily as a result of increased operations, the increase also reflects the effect on our operations of reduced travel in the same period of 2003 because of the war in Iraq. The benefit of this favorable comparison during the first half of 2004 was somewhat offset by the repositioning projects undertaken at approximately 20% of our properties which negatively impacted our revenue and operating profit. For more information, see “LIQUIDITY AND CAPITAL RESOURCES—Capital Expenditures.”

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

We experienced increases in RevPAR for the quarter and year-to-date in all our geographic regions except the Northeast where RevPAR declined 12.4% and 9.0%, respectively. The decline in performance in the Northeast region is primarily the result of repositioning work being performed on four of the six properties located in the region. The Mid-Atlantic region had a particularly strong performance with RevPAR increases of 10.7%, for both the quarter and year-to-date.

Operating Costs and Expenses. Operating costs and expenses for the second quarter of 2004 increased by $1.2 million, or 2.5%, compared to the same period in 2003. For year-to-date, the operating costs and expenses increased $2.9 million, or 2.9%, compared to the same period in 2003. Our costs increased primarily as a result of an increase in chain service fees along with an increase in rooms’ expenses related to occupancy and increases in wages, benefits and utilities, all of which continue to increase at a rate greater than inflation.

Operating Profit. Operating profit for the second quarter of 2004 increased by $0.5 million compared to the second quarter 2003. For year-to-date 2004, operating profit increased $0.8 million compared to the same period in 2003. Our operating profit margin increased by 0.4 percentage points to 16.5% from the second quarter of 2003 and increased by 0.1 percentage point to 15.1% for year-to-date 2004 compared to 2003.

Interest Expense. Interest expense for the second 2004 has declined $0.4 million compared to the second quarter 2003, due to the reduction in mortgage debt as a result of scheduled principal repayments.

LIQUIDITY AND CAPITAL RESOURCES

As of June 18, 2004, we have approximately $7.1 million of unrestricted cash, which remains lower than our historical balances. Based on our current forecast, we believe that our sources of cash are sufficient to meet our near-term liquidity needs; however, our ability to meet our long-term liquidity needs will depend on our future results of operations. In the event our sources of cash are insufficient to meet our debt service obligation or certain capital expenditures, our partners are not obligated to provide additional sources of capital to the partnership.

Our principal source of cash is cash from operations, including cash available to us through the subordination and deferral features contained within certain of our ground leases and our management agreements. Our principal uses of cash are to make debt service payments, fund our required reserves, repay certain deferred expenses and fund capital expenditures for property improvements. Our annual debt service obligations include interest payments on our senior notes of approximately $14 million and principal and interest payments on our multi-class commercial mortgage pass-through certificates (CMBS debt) of approximately $44 million.

Capital Expenditures. Our capital expenditures have been focused on property maintenance and improvements designed to maintain appropriate levels of quality. We contributed approximately $7.7 million and $7.4 million to the property improvement fund as of June 18, 2004 and June 20, 2003, respectively. During the first half of 2004, we substantially completed repositioning efforts on 14 properties. We plan to begin repositioning efforts on an additional 15 properties during the second half of 2004 at an approximate cost of $24 million. Additional repositionings beyond those properties scheduled for 2004 will depend on our results of operations, as completing the repositioning of the 29 properties will substantially reduce our property improvement fund.

Debt. As a result of our reduced levels of cash flow, we have made use of certain reserves and deferred a portion of our ground rent and management fees to make our required debt service payments. Under the terms of our management agreements and the ground leases with MII and its affiliates, a portion of the base management fees and all of the ground rent and incentive management fees due to MII and its affiliates are subordinate to debt service payments on our CMBS debt and senior notes. We have the ability to defer the payment of certain amounts due under our ground leases and management agreements, as well as the ability to require the refunding of payments of ground rent and certain management fees made in prior periods, to the extent cash from operations, as defined in the respective agreements, is not sufficient to pay debt service. The following amounts have been deferred, refunded or reserves depleted as a result of these debt restrictions:

•	Deferred ground lease payments totaling $3.1 million (including $0.7 million in 2004) and ground lease payments refunded by MII totaling $9.4 million (including $8.2 million refunded in 2004).

•	Deferred Courtyard by Marriott management fees were $0.3 million as of June 18, 2004. No management fees have been deferred in 2004.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

•	The debt service reserve as of June 18, 2004 was $2.4 million. We used $1.4 million of the reserve in the first half of 2004.

Before we can make distributions to our partners, we must achieve certain levels of excess cash flow and replenish or repay $17.6 million (in addition to any amounts required to be funded to the separate supplemental debt service reserve discussed below) as follows:

•	$5.1 million to replenish the debt service reserve to required level per the debt agreement; and

•	$12.5 million to repay deferred ground rent to MII.

We expect to use the remaining $2.4 million currently available in our debt service reserve to fund our August 2004 senior notes debt service payment. As a result, we expect that by December 31, 2004 the amounts that we must repay will increase to approximately $20.0 million. With the exception of approximately $0.2 million currently payable for Courtyard by Marriott management fees and approximately $0.8 million currently payable for ground rent, the remaining portion of the approximately $79 million due to MII and its affiliates on June 18, 2004 is payable only to the extent cash flow exceeds debt service and a specified return to our partners, in accordance with our management and ground lease agreements. We do not expect to satisfy any of these conditions or make any distributions to our partners in 2004.

Further, to the extent the debt service reserve is fully funded, in accordance with the provisions of our senior notes indenture, we are required to fund a separate supplemental debt service reserve account in an amount equal to Consolidated Excess Cash Flow for each quarter until excess cash flow meets specific levels. Through June 18, 2004, we have reserved $1.4 million of Consolidated Excess Cash Flow, which was funded primarily in 2002.

For further detail on restrictions related to our debt covenants, investors should read the Management Discussion and Analysis of Results of Operations and Financial Condition included in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Sources and Uses of Cash

Cash provided by operations. Year-to-date 2004, our cash provided by operations increased by $6.1 million when compared to the same period in 2003. The increase is primarily due to an increase in operations over prior year and a refund of $8.2 million of ground lease payments due to MII in the first half of 2004.

Cash used in investing activities. Investing activities consist of contributions to and distributions from the property improvement fund and capital expenditures for improvements to the hotels. Contributions to the property improvement fund are 6.5% of total hotel revenues. Distributions from the property improvement fund reflect capital expenditures for the replacement of furniture, fixtures and equipment, partially offset by interest income earned by the fund. The increase in capital expenditures year-to-date June 18, 2004 was due to the repositioning efforts at certain of our properties.

Cash used in financing activities. Financing activities include the repayment of principal on our commercial mortgage-backed securities and senior notes and distributions to general and limited partners. Cash used in financing year-to-date June 18, 2004 and year-to-date June 20, 2003, includes the funding and utilization of the debt service reserves required under our debt agreements.

Credit Ratings. Our senior notes and CMBS debt are rated by certain credit rating agencies. The credit ratings assigned our senior notes were downgraded in March 2003 from B1 to B2 by Moody’s Investor Service and from B- to CCC+ by Standard & Poor’s. If our operations or our credit ratios do not otherwise improve, the ratings on our senior notes could be reduced further. If we were unable to subsequently improve our credit ratings, our cost to refinance this debt as it comes due would likely increase.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

Hotel Operating Statistics

The following table sets forth performance information for our properties by geographic region:

			Quarter ended
	As of June 18, 2004		June 18, 2004			June 20, 2003
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Northeast	6	880	$112.26	66.0%	$74.08	$110.99	76.2%	$84.59	(12.4)%
Mid-Atlantic	9	1,336	91.96	79.1	72.71	88.72	74.1	65.67	10.7
Midwest	19	2,645	86.28	73.6	63.48	86.46	70.5	60.90	4.2
South Central	9	1,490	81.77	66.9	54.70	79.59	66.8	53.18	2.9
Southeast	14	2,062	89.73	70.7	63.41	84.11	69.1	58.11	9.1
Western	13	1,924	91.33	69.7	63.64	88.38	66.3	58.55	8.7

All Regions	70	10,337	90.19	71.5	64.45	88.07	69.9	61.54	4.7

			Year-to-date ended
	As of June 18, 2004		June 18, 2004			June 20, 2003
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Northeast	6	880	$108.90	63.9%	$69.60	$109.60	69.8%	$76.47	(9.0)%
Mid-Atlantic	9	1,336	88.93	71.7	63.77	86.49	66.6	57.63	10.7
Midwest	19	2,645	84.57	69.6	58.86	85.44	67.2	57.45	2.5
South Central	9	1,490	81.14	63.5	51.54	80.46	63.9	51.40	.3
Southeast	14	2,062	93.49	72.1	67.37	89.45	70.6	63.13	6.7
Western	13	1,924	94.05	72.6	68.29	92.08	67.7	62.37	9.5

All Regions	70	10,337	90.32	69.7	62.91	89.15	67.7	60.35	4.2

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes. As of June 18, 2004, all of our debt is fixed rate.

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

As of June 18, 2004, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reports.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 6. EXHIBITS

(a)	The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

(c)	Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certification is being furnished solely to accompany the Report pursuant to 18 U.S. 1350, and is not being filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company whether made before of after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

July 29, 2004	COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

	By:	/s/ CBM TWO LLC
CBM TWO LLC
General Partner

	By:	/s/ LARRY K. HARVEY
Larry K. Harvey
Vice President (Principal Financial Officer)