Form 10-Q
period 2004-09-10
COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP /DE/
filed 2004-10-21
CIK 832179

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 10, 2004.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

The registrant had 1,470 units of its common limited partnership units outstanding as of October 20, 2004.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	September 10, 2004	December 31, 2003
ASSETS
Property and equipment, net	$405,134	$387,339
Deferred financing costs, net	5,316	6,404
Due from Courtyard Management Corporation	8,946	5,103
Other	3	1
Property improvement fund	26,308	46,532
Restricted cash	21,790	17,227
Cash and cash equivalents	3,921	7,145

Total assets	$471,418	$469,751

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Debt	$393,622	$408,397
Management fees due to Courtyard Management Corporation	67,380	61,127
Ground rent	14,274	3,557
Accrued ground rent	8,254	8,336
Accounts payable and accrued liabilities	11,268	13,409

Total liabilities	494,798	494,826

General partners	8,727	8,642
Limited partners	(32,107)	(33,717)

Total partners’ deficit	(23,380)	(25,075)

Total liabilities and partners’ capital (deficit)	$471,418	$469,751

See notes to condensed consolidated financial statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except unit and per unit amounts)

	Quarter ended		Year-to-date ended
	September 10, 2004	September 12, 2003	September 10, 2004	September 12, 2003
REVENUES
Rooms	$55,874	$52,941	$165,264	$158,239
Food and beverage	3,515	3,578	10,875	10,540
Other	578	839	2,010	2,775

Total revenues	59,967	57,358	178,149	171,554

OPERATING COSTS AND EXPENSES
Rooms	13,891	12,866	40,702	37,322
Food and beverage	3,144	3,060	9,280	8,823
Selling, administrative and other	16,661	15,977	49,538	47,485
Management fees	5,551	5,279	16,533	16,184
Depreciation	5,271	5,760	16,310	17,527
Ground rent	3,027	2,850	8,797	8,453
Property taxes	2,578	2,761	7,837	8,319
Insurance and other	364	505	1,379	1,502
Partnership expense	181	191	638	743

Total operating costs and expenses	50,668	49,249	151,014	146,358

OPERATING PROFIT	9,299	8,109	27,135	25,196
Interest expense	(8,307)	(8,704)	(25,597)	(26,995)
Interest income	64	57	157	219

NET INCOME (LOSS)	$1,056	$(538)	$1,695	$(1,580)

ALLOCATION OF NET INCOME (LOSS)
General partners	$53	$(27)	$85	$(79)
Limited partners	1,003	(511)	1,610	(1,501)

	$1,056	$(538)	$1,695	$(1,580)

NET INCOME (LOSS) PER LIMITED PARTNER UNIT (1,470 Units)	$682	$(348)	$1,095	$(1,021)

See notes to condensed consolidated financial statements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Year-to-date ended
	September 10, 2004	September 12, 2003
OPERATING ACTIVITIES
Net income (loss)	$1,695	$(1,580)
Depreciation expense	16,310	17,527
Amortization of deferred financing costs as interest expense	1,088	1,087
Straight-line ground rent adjustment	(82)	(82)
Changes in operating accounts:
Due from Courtyard Management Corporation	(3,843)	(1,146)
Other	(2)	(5)
Management fees due to Courtyard Management Corporation	6,253	6,479
Ground rent	10,717	3,120
Accounts payable and accrued liabilities	(2,141)	(1,665)

Cash provided by operating activities	29,995	23,735

INVESTING ACTIVITIES
Additions to property and equipment, net	(34,105)	(8,111)
Contributions to the property improvement fund	(11,571)	(11,097)
Distributions from the property improvement fund	31,795	7,274

Cash used in investing activities	(13,881)	(11,934)

FINANCING ACTIVITIES
Repayment of principal	(14,775)	(13,714)
Change in restricted cash	(4,563)	(3,402)

Cash used in financing activities	(19,338)	(17,116)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,224)	(5,315)
CASH AND CASH EQUIVALENTS at beginning of period	7,145	8,051

CASH AND CASH EQUIVALENTS at end of period	$3,921	$2,736

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$28,112	$29,259

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

In our opinion, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 10, 2004 and the results of our operations for the quarter and year-to-date periods ended September 10, 2004 and September 12, 2003 and cash flows for the year-to-date periods ended September 10, 2004 and September 12, 2003. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Our quarterly results are reported on a quarterly schedule that is used by MII. MII’s year ends on the Friday closest to December 31 and reflects twelve weeks of operations in the first three quarters of the year and sixteen or seventeen weeks of operations for the fourth quarter of the year. As a result, in any given quarter, quarter-over-quarter results will cover different calendar dates (but the same number of days, except for a year with a 17-week fourth quarter, such as fiscal year 2002).

Certain reclassifications were made to the prior year financial statements to conform to the current presentation.

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

We are required to establish certain escrow reserves pursuant to the terms of our debt and management agreements. The balances in those reserves were as follows (in thousands):

	September 10, 2004	December 31, 2003
Debt service reserve (1)	$—	$3,099
Supplemental debt service reserve	1,441	1,431
Real estate tax and insurance reserve	8,350	7,692
Deposit reserve required by the multi-class commercial mortgage pass-through certificates (2)	6,996	3
Working capital reserve	5,003	5,002

	$21,790	$17,227

(1)	We used approximately $1.4 million and $2.4 million of the reserve to make a portion of the semi-annual payment on our senior notes due on February 2, 2004 and August 2, 2004, respectively. We are obligated to replenish these amounts in the future to the extent we have Consolidated Excess Cash Flow, as defined in the senior notes indenture.

(2)	Represents operations revenue retained by a lender in accordance with the partnership debt agreements. The lender, in turn, pays the partnership’s debt services, real estate tax, insurance, management fees and ground lease payments on a monthly basis. The lender made payments for these items of approximately $7.0 million on September 27, 2004.

4.	Amounts Earned By and Owed to Related Parties

The chart below summarizes amounts earned by related parties (in thousands):

	Quarter ended		Year-to-date ended
	September 10, 2004	September 12, 2003	September 10, 2004	September 12, 2003
Marriott International, Inc. and affiliates:
Base management fee	$2,099	$1,996	$6,231	$5,976
Chain services and Marriott Rewards Program	2,377	2,045	7,260	5,804
Courtyard by Marriott management fee	1,499	1,425	4,450	4,268
Marketing fund contribution	1,118	1,052	3,303	3,148
Incentive management fee	1,953	1,858	5,852	5,940
Ground rent (1)	2,562	2,403	7,429	7,124

	$11,608	$10,779	$34,525	$32,260

Host Marriott, L.P.:
Administrative expenses	$172	$163	$507	$491

(1)	Does not include ground rent for seven hotels leased to unrelated parties and does not include an adjustment in both years of approximately $27,000 per quarter decreasing ground rent expense in accordance with the straight line method required under GAAP. See Note 2.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In addition, the following amounts are due to/from related parties (in thousands):

	September 10, 2004	December 31, 2003
Marriott International, Inc. and affiliates:
Due to:
Base management fees	$7,394	$7,394
Incentive management fees	36,959	31,107
Courtyard by Marriott management fees	23,027	22,626
Ground rent	14,274	3,557

	$81,654	$64,684

Due from:
Current operations receivable	$3,643	$901
Working capital	4,202	4,202

	$7,845	$5,103

Host Marriott, L.P.:
Due to:
Administrative expenses (included in “Accounts payable and accrued liabilities” on the balance sheet)	$57	$53

With the exception of approximately $0.2 million currently payable for Courtyard by Marriott management fees and approximately $0.9 million currently payable for ground rent, the remaining portion of the approximately $82 million due to MII and its affiliates on September 10, 2004 is payable only to the extent cash flow exceeds debt service and a specified return to our partners, in accordance with our management, loan and ground lease agreements.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

ITEM 2.	Management’s discussion and analysis of financial condition and results of operations

Forward Looking Statements

This discussion includes forward-looking statements about our business and operations. We identify forward-looking statements in this report by using words or phrases such as “believe,” “expect,” “may be,” “intend,” “predict,” “project,” “plan,” “objective,” “will be,” “should,” “estimate,” or “anticipate,” or similar expressions. Forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from these anticipated at the time the forward-looking statements are made. These risks and uncertainties include those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 and in other filings with the Securities and Exchange Commission. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to conform the statement to actual results or changes in our expectations.

Quarterly Summary

Courtyard by Marriott II Limited Partnership, a Delaware limited partnership, is the owner of 70 Courtyard by Marriott hotels located in 29 states in suburban areas near office parks or other business districts and operate in the upscale sector of the lodging industry. For a general overview of our business, see our Annual Report on Form 10-K.

The steady improvement in the overall economy during the last twelve months has resulted in improved lodging demand during the first three quarters of the year. Additionally, our industry outlook for the fourth quarter of 2004 continues to remain favorable. Historically, lodging demand in the United States correlates to U.S. Gross Domestic Product (GDP) growth, with typically a one-to-two quarter lag period especially within the upscale sectors of the lodging industry. Given the GDP forecasts and the level of corporate profits and capital investment, we expect to see further increases in business-related travel for full year 2004.

As lodging demand continues to grow, we believe that our hotels will continue to experience increasing revenues, although increased competition as a result of supply growth in the markets we operate in will impact our growth in revenues. Further, we believe that the reduction in rooms available as a result of the scheduled repositionings at 29 of our hotels this year will affect our operating performance. See “LIQUIDITY AND CAPITAL RESOURCES—Capital Expenditures” for more information.

For the third quarter of 2004, RevPAR increased 6.2% as a result of a 3.8% increase in average room rate and a 1.6 percentage point increase in average occupancy. Year-to-date RevPAR increased 4.9% with a 2.2% increase in average room rate and a 1.9 percentage point increase in average occupancy. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved and is generally considered the leading indicator of revenues for hotels. Improvements in RevPAR during the first quarter of 2004 were primarily driven by increases in occupancy at our hotels, but in the second and third quarters we also experienced increases in room rates. Increases in occupancy at a hotel typically lead to increases in ancillary revenues, such as food and beverage and other hotel revenues, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases which result from higher room rates, however, would not result in these additional room-related costs. For this reason, while operating profit may increase when RevPAR increases as the result of occupancy gains, RevPAR increases resulting from higher room rates generally have a greater impact on our profitability. We assess profitability by measuring changes in our operating margins, which is operating profit as a percentage of total revenues. RevPAR increases thus far in 2004 have been largely offset by a 3.2% increase in costs and; therefore, our operating margins have only increased by one half of one percentage point. We are not expecting significant improvement in operating margins in 2004 because we expect costs such as wages, benefits, and utilities to continue to increase at a rate greater than inflation.

While we believe the supply and demand trends in the lodging industry discussed previously in our Annual Report on Form 10-K create the possibility for improvements in our business in 2004 and 2005, we cannot assure you that any increases in hotel revenues or earnings at our properties will continue.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

RESULTS OF OPERATIONS

The following table reflects key line items from our statements of operations and other significant operating statistics (in thousands, except operating statistics):

	Quarter ended
	September 10, 2004	September 12, 2003	% Increase (Decrease)
Total Revenues	$59,967	$57,358	4.5%
Operating Costs and Expenses
Property-level costs (1)	44,936	43,779	2.6
Management fees	5,551	5,279	5.2
Partnership expense	181	191	(5.2)
Operating Profit	9,299	8,109	14.7
Interest expense	8,307	8,704	(4.6)
Net income (loss)	1,056	(538)	296.3
Other Operating Statistics
RevPAR	$64.35	$60.58	6.2%
Average room rate	$89.25	$85.95	3.8%
Average occupancy	72.1%	70.5%	1.6	pts.
Operating profit margin	15.5%	14.1%	1.4	pts.

	Year-to-date ended
	September 10, 2004	September 12, 2003	% Increase (Decrease)
Total Revenues	$178,149	$171,554	3.8%
Operating Costs and Expenses
Property-level costs (1)	133,843	129,431	3.4
Management fees	16,533	16,184	2.2
Partnership expense	638	743	(14.1)
Operating Profit	27,135	25,196	7.7
Interest expense	25,597	26,995	(5.2)
Net income (loss)	1,695	(1,580)	207.3
Other Operating Statistics
RevPAR	$63.39	$60.43	4.9%
Average room rate	$89.96	$88.05	2.2%
Average occupancy	70.5%	68.6%	1.9	pts.
Operating profit margin	15.2%	14.7%	0.5	pts.

(1)	Amounts represent operating costs and expenses in our statements of operations less management fees and partnership expenses.

2004 compared to 2003

Hotel Revenues. Hotel revenues for the third quarter of 2004 increased by $2.6 million, or 4.5%, to $60.0 million compared to the same period in 2003. Year-to-date 2004 hotel revenues increased by $6.6 million, or 3.8%, to $178.1 million from the same period in 2003. The improvement at the majority of our properties for both the third quarter and year-to-date reflects the strengthening economy and increased business travel. While RevPAR improved primarily as a result of increased operations, the increase also reflects the effect on our operations of reduced travel in the same period of 2003 due to the war in Iraq. The benefit of this favorable comparison during year-to-date 2004 was somewhat offset by the 21 repositioning projects undertaken thus far, which negatively impacted our revenue and operating profit. See “LIQUIDITY AND CAPITAL RESOURCES—Capital Expenditures” for more information.

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

We experienced increases in RevPAR for the quarter in all our geographic regions, with the most significant increases in RevPAR of 12.1% and 10.8% occurring in the Southeast and Mid-Atlantic regions, respectively. Year-to-date, we experienced increases in RevPAR for all our geographic regions except the Northeast region where RevPAR declined 4.9%. The RevPAR decline for the Northeast region is primarily the result of repositioning work which was performed on four of the six properties in this region during the first half of 2004. The repositioning work was completed on all four of the properties as of the beginning of the third quarter and RevPAR for the region increased 2.2% for the quarter.

Operating Costs and Expenses. Operating costs and expenses for the third quarter of 2004 increased by $1.4 million, or 2.9%, compared to the same period in 2003. For year-to-date, the operating costs and expenses increased $4.7 million, or 3.2%, compared to the same period in 2003. Our costs increased primarily as a result of an increase in chain service fees along with an increase in rooms’ expenses related to occupancy and increases in wages, benefits and utilities, all of which continue to increase at a rate greater than inflation.

Interest Expense. Interest expense for the third quarter of 2004 has declined $0.4 million compared to the third quarter of 2003, due to the reduction in mortgage debt as a result of scheduled principal repayments.

Operating Profit. Operating profit for the third quarter of 2004 increased by $1.2 million compared to the third quarter 2003. For year-to-date 2004, operating profit increased $1.9 million compared to the same period in 2003. Our operating profit margin increased by 1.4 percentage points to 15.5% from the third quarter of 2003 and increased by 0.5 percentage points to 15.2% for year-to-date 2004 compared to 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of September 10, 2004, we have approximately $3.9 million of unrestricted cash, which remains lower than our historical balances. Based on our current forecast, we believe that our sources of cash are sufficient to meet our near-term liquidity needs; however, our ability to meet our long-term liquidity needs will depend on our future results of operations. In the event our sources of cash are insufficient to meet our debt service obligation or certain capital expenditures, our partners are not obligated to provide additional sources of capital to the partnership.

Our principal source of cash is cash from operations, including cash available to us through the subordination and deferral features contained within certain of our ground leases and our management agreements. Our principal uses of cash are to make debt service payments, fund our required reserves, repay certain deferred expenses and fund capital expenditures for property improvements. Our annual debt service obligations include interest payments on our senior notes of approximately $13.7 million and principal and interest payments on our multi-class commercial mortgage pass-through certificates (CMBS debt) of approximately $43.7 million.

Capital Expenditures. Our capital expenditures have been focused on property maintenance and improvements designed to maintain appropriate levels of quality. We contributed approximately $11.6 million and $11.1 million to the property improvement fund during the year-to-date periods ended September 10, 2004 and September 12, 2003, respectively. As of September 10, 2004, we substantially completed repositioning efforts on 14 properties. We began repositioning efforts on an additional seven properties during the third quarter at an approximate cost of $11.2 million and plan to start repositioning efforts on an additional eight properties during the fourth quarter of 2004 (three of which are expected to be completed in 2004 and five of which are expected to be completed in the first quarter of 2005) at an approximate cost of $12.8 million. However, any repositionings beyond these 29 properties will depend on our results of operations, as completing the repositioning of the 29 properties will substantially reduce our property improvement fund.

Debt. We have made use of certain reserves and deferred a portion of our ground rent and management fees to make our required debt service payments. Under the terms of our management agreements and the ground leases with MII and its affiliates, a portion of the base management fees and all of the ground rent and incentive management fees due to MII and

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

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

•	Deferred ground lease payments totaling $3.1 million (including $0.7 million in 2004) and ground lease payments refunded by MI totaling $9.4 million (including $8.2 million refunded in 2004).

•	Deferred Courtyard by Marriott management fees were $0.3 million as of September 10, 2004. No management fees have been deferred in 2004.

•	The debt service reserve was depleted as of September 10, 2004. We used approximately $1.4 million and $2.4 million of the reserve to make a portion of the semi-annual payment on our senior notes on February 2, 2004 and August 2, 2004, respectively.

Before we can make distributions to our partners, we must achieve certain levels of excess cash flow and replenish or repay $19.3 million (in addition to any amounts required to be funded to the separate supplemental debt service reserve discussed below) as follows:

•	$6.8 million to replenish the debt service reserve to required level per the debt agreement; and

•	$12.5 million to repay deferred ground rent to MII.

With the exception of approximately $0.4 million currently payable for Courtyard by Marriott management fees and approximately $1.8 million currently payable for ground rent, the remaining portion of the approximately $82 million due to MII and its affiliates on September 10, 2004 is payable only to the extent cash flow exceeds debt service and a specified return to our partners, in accordance with our management and ground lease agreements. We do not expect to satisfy any of these conditions or make any distributions to our partners in 2004.

Further, to the extent the debt service reserve is fully funded, in accordance with the provisions of our senior notes indenture, we are required to fund a separate supplemental debt service reserve account in an amount equal to Consolidated Excess Cash Flow for each quarter until excess cash flow meets specific levels. Through September 10, 2004, we have reserved $1.4 million of Consolidated Excess Cash Flow, which was funded in 2002.

For further detail on restrictions related to our debt covenants, investors should read the Management Discussion and Analysis of Results of Operations and Financial Condition included in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Sources and Uses of Cash

Cash provided by operations. Year-to-date 2004, our cash provided by operations increased by $6.3 million when compared to the same period in 2003. The increase is primarily due to an increase in operations over prior year and a refund of ground lease payments previously paid to MII during 2004.

Cash used in investing activities. Investing activities consist of contributions to and distributions from the property improvement fund and capital expenditures for improvements to the hotels. Contributions to the property improvement fund are 6.5% of total hotel revenues. Distributions from the property improvement fund reflect capital expenditures for the replacement of furniture, fixtures and equipment, partially offset by interest income earned by the fund. The increase in capital expenditures year-to-date September 10, 2004 was due to the repositioning efforts at certain of our properties.

Cash used in financing activities. Financing activities include the repayment of principal on our commercial mortgage-backed securities and senior notes and distributions to general and limited partners. Cash used in financing year-to-date September 10, 2004 and year-to-date

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

September 12, 2003, includes the funding and utilization of the debt service reserves required under our debt agreements.

Hotel Operating Statistics

The following table sets forth performance information for our properties by geographic region:

			Quarter ended
	As of September 10, 2004		September 10, 2004			September 12, 2003
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Northeast	6	880	$113.58	77.3%	$87.85	$109.31	78.6%	$85.91	2.2%
Mid-Atlantic	9	1,336	86.43	75.4	65.17	85.39	68.9	58.83	10.8
Midwest	19	2,645	89.81	74.3	66.69	86.46	74.7	64.58	3.3
South Central	9	1,490	79.08	69.6	55.04	79.12	68.8	54.45	1.1
Southeast	14	2,062	85.01	69.2	58.79	79.22	66.2	52.45	12.1
Western	13	1,924	89.73	69.2	62.08	84.99	67.5	57.36	8.2

All Regions	70	10,337	89.25	72.1	64.35	85.95	70.5	60.58	6.2

			Year-to-date ended
	As of September 10, 2004		September 10, 2004			September 12, 2003
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Northeast	6	880	$110.66	68.4%	$75.68	$109.50	72.7%	$79.62	(4.9)%
Mid-Atlantic	9	1,336	88.07	72.9	64.24	86.11	67.4	58.03	10.7
Midwest	19	2,645	86.39	71.2	61.47	85.80	69.7	59.83	2.7
South Central	9	1,490	80.41	65.5	52.70	79.99	65.5	52.41	0.6
Southeast	14	2,062	90.74	71.1	64.51	86.18	69.1	59.57	8.3
Western	13	1,924	92.65	71.5	66.22	89.72	67.7	60.70	9.1

All Regions	70	10,337	89.96	70.5	63.39	88.05	68.6	60.43	4.9

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and we do not hold any financial instruments for trading purposes. As of September 10, 2004, all of our debt is fixed rate.

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

As of September 10, 2004, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing,

COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

October 21, 2004	COURTYARD BY MARRIOTT II LIMITED PARTNERSHIP

	By:	/s/ CBM TWO LLC
CBM TWO LLC
General Partner

	By:	/s/ LARRY K. HARVEY
Larry K. Harvey
Vice President (Principal Financial Officer)